Form 10-Q
period 2021-03-31
Applovin Corp
filed 2021-05-14
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number:
001-40325

AppLovin Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3264542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Page Mill Road
Palo Alto, California 94304
(Address of registrant’s principal executive offices, including zip code)
(
800
)
839-9646
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00003 per share	APP	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☐

No

☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes

☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes
☐
    No
☒
As of
May 11
, 2021, the number of shares of the registrant’s Class A common stock outstanding was

216,751,056

and the number of shares of the registrant’s Class B common stock outstanding was
147,921,563
.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, and operating expenses, and our ability to achieve or maintain future profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	the demand for our Software Platform and Apps;

•	our ability to attract and retain business clients and users;

•	our ability to develop new products, features, and enhancements for our Core Technologies and Software Platform and to launch or acquire new Apps and successfully monetize them;

•	our ability to compete with existing and new competitors in existing and new markets and offerings;

•	our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic acquisitions and partnerships;

•	our ability to maintain the security and availability of our Core Technologies, Software Platform, and Apps;

•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;

•	our ability to manage risk associated with our business;

•	our expectations regarding new and evolving markets;

•	our ability to develop and protect our brand;

•	our expectations and management of future growth;

•	our expectations concerning relationships with third parties;

•	our ability to attract and retain employees and key personnel;

•	our ability to maintain, protect and enhance our intellectual property; and

•	the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$761,075	$317,235
Accounts receivable, net	340,881	296,964
Prepaid expenses and other current assets	82,865	48,795

Total current assets	1,184,821	662,994
Property and equipment, net	22,167	28,587
Operating lease right-of-use assets	78,540	84,336
Goodwill	249,385	249,773
Intangible assets, net	1,036,800	1,086,332
Other assets	49,686	42,571

Total assets	$2,621,399	$2,154,593

Liabilities, redeemable noncontrolling interest, and stockholders’ deficit
Current liabilities:
Accounts payable	$158,023	$147,275
Accrued liabilities	95,102	95,057
Licensed asset obligation	17,666	18,760
Short-term debt	18,310	15,210
Deferred revenue	85,892	86,886
Operating lease liabilities	21,726	22,206
Deferred acquisition costs, current	89,877	212,658

Total current liabilities	486,596	598,052
Non-current liabilities:
Long-term debt	2,137,612	1,583,990
Operating lease liabilities, noncurrent	66,604	71,755
Other non-current liabilities	60,309	59,032

Total liabilities	2,751,121	2,312,829
Contingencies (Note 5)
Redeemable noncontrolling interest	255	309
Stockholders’ deficit:
Convertible preferred stock, 109,090,908 shares authorized, issued, and outstanding at March 31, 2021 and December 31, 2020; respectively	399,589	399,589
Common stock A, $0.00003 par value—386,400,000 shares authorized, 184,817,898 and 183,800,251 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	6
Common stock F, $0.00003 par value—43,200,000 shares authorized, 42,564,150 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	493,465	453,655
Accumulated other comprehensive income (loss)	(117)	604
Accumulated deficit	(1,022,921)	(1,012,400)

Total stockholders’ deficit	(129,977)	(158,545)

Total liabilities, redeemable noncontrolling interest, and stockholders’ deficit	$2,621,399	$2,154,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$603,877	$260,178
Costs and expenses:
Cost of revenue	223,061	76,453
Sales and marketing	265,513	128,667
Research and development	60,876	19,112
General and administrative	42,962	10,810

Total costs and expenses	592,412	235,042

Income from operations	11,465	25,136
Other income (expense):
Interest expense and loss on settlement of debt	(35,010)	(18,629)
Other income, net	9,790	1,021

Total other expense	(25,220)	(17,608)

Income (loss) before income taxes	(13,755)	7,528
Provision for (benefit from) income taxes	(3,180)	2,864

Net income (loss)	(10,575)	4,664
Add: Net loss attributable to noncontrolling interest	54	—

Net income (loss) attributable to AppLovin	(10,521)	4,664

Less: Net income attributable to participating securities	—	(1,677)

Net income (loss) attributable to common stock—Basic	(10,521)	2,987

Net income (loss) attributable to common stock—Diluted	$(10,521)	$3,004

Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.01

Diluted	$(0.05)	$0.01

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	222,408,568	210,898,346

Diluted	222,408,568	214,053,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(10,575)	$4,664
Other comprehensive loss, net of tax:
Foreign currency translation	(721)	(36)
Interest rate swap—(loss), net of tax provision of nil and $0.5 million, respectively	—	(1,867)

Total other comprehensive loss	(721)	(1,903)
Add: Net loss attributable to the non-controlling interest	54	—

Total comprehensive income (loss) attributable to common stockholders	$(11,242)	$2,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Deficit (In thousands, except share data) unaudted

	Three Months Ended March 31, 2021
									Accumulated
									Other
	Redeemable Non-controlling	Convertible Preferred Stock		Class A Common Stock		Class F Common Stock		Additional Paid-In	Comprehensive Income	Accumulated	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balance as of December 31, 2020	$309	109,090,908	$399,589	183,800,251	$6	42,564,150	$1	$453,655	$604	$(1,012,400)	$(158,545)
Exercises and vesting of early exercised Class A common stock options	—	—	—	1,232,156	—	—	—	10,143	—	—	10,143
Repurchase of Class A common stock	—	—	—	(214,509)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	29,667	—	—	29,667
Total other comprehens i ve loss	—	—	—	—	—	—	—	—	(721)	—	(721)
Net loss	(54)	—	—	—	—	—	—	—	—	(10,521)	(10,521)

Balance as of March 31, 2021	$255	109,090,908	$399,589	184,817,898	$6	42,564,150	$1	$493,465	$(117)	$(1,022,921)	$(129,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Deficit
(In thousands, except share data)
unaudted

	Three Months Ended March 31, 2020
									Accumulated
	Redeemable	Convertible Preferred Stock						Additional	Other		Total
	Non-controlling			Class A Common Stock		Class F Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2019	$—	109,090,908	$399,589	177,593,772	$6	42,564,150	$1	$235,190	$(4,140)	$(887,213)	$(256,567)
Exercises and vesting of early exercised Class A common stock options	—	—	—	442,503	—	—	—	145	—	—	145
Repurchase of unvested Class A common stock related to early exercised stock options	—	—	—	(425,001)	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	(114,000)	—	—	—	(760)	—	—	(760)
Stock-based compensation	—	—	—	—	—	—	—	3,462	—	—	3,462
Total other comprehensive loss	—	—	—	—	—	—	—	—	(1,903)	—	(1,903)
Net income	—	—	—	—	—	—	—	—	—	4,664	4,664

Balance as of March 31, 2020	$—	109,090,908	$399,589	177,497,274	$6	42,564,150	$1	$238,037	$(6,043)	$(882,549)	$(250,959)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$(10,575)	$4,664
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	88,817	32,279
Amortization of debt issuance costs and discount	4,303	1,421
Stock-based compensation	29,959	3,462
Change in operating right-of-use asset	5,796	1,184
Loss on settlement of debt	16,852	—
Net unrealized gains on fair value remeasurement of financial instruments	(11,214)	—
Net gain on foreign currency remeasurement	(1,305)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(43,917)	(3,435)
Prepaid expenses and other current assets	(18,775)	4,450
Other assets	472	53
Accounts payable	9,370	5,352
Operating lease liabilities	(5,631)	(1,098)
Accrued and other liabilities	(1,339)	(2,942)
Deferred revenue	(994)	346

Net cash provided by operating activities	61,819	45,687

Investing Activities
Purchase of property and equipment	(121)	(200)
Acquisitions, net of cash acquired	(4,152)	(54,499)
Purchase of non-marketable investments and other	(14,000)	—

Net cash used in investing activities	(18,273)	(54,699)

Financing Activities
Proceeds from debt issuance, net of issuance costs	844,729	49,835
Payments of debt principal	(302,327)	(3,053)
Payments of finance leases	(840)	(1,669)
Proceeds from exercise of stock options	12,882	145
Payments of deferred acquisition costs	(152,245)	(11,019)
Repurchases of common stock	—	(760)
Payments of deferred IPO costs	(1,825)	—

Net cash provided by financing activities	400,374	33,479

Effect of foreign exchange rate on cash and cash equivalents	(80)	7

Net increase in cash and cash equivalents	443,840	24,474
Cash and cash equivalents at beginning of the period	317,235	396,247

Cash and cash equivalents at end of the period	761,075	420,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental non-cash investing and financing activities disclosures:
Acquisition not yet paid	$32,161	$5,370

Deferred IPO costs not yet paid	$1,834	$—

Assets acquired under finance leases	$445	$1,419

Supplemental disclosure of cash flow information:
Cash paid for interest on debt	$15,662	$15,837

Cash paid for income taxes	$221	$2,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Principles of Consolidation
Description of Business
AppLovin Corporation (the “Company” or “AppLovin”) was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the mobile app industry with a focus on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. The Company also has a globally diversified portfolio of apps—free-to-play
mobile games that it operates through its own or partner studios.
The Company’s operations are headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated April 14, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”). The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three months ended March 31, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
Principles of Consolidation
The unaudited condensed consolidated financial statements reflect the accounts of AppLovin Corporation and its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates any variable interest entity (“VIE”) of which the Company is the primary beneficiary. The Company engages in business relationships with certain entities in the ordinary course of business to develop game Apps. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Initial Public Offering and Capital Structure Change
The Company’s registration statement on Form
S-1
(the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on April 14, 2021, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on April 15, 2021. On April 19, 2021, the Company completed its IPO, in which the Company sold 22,500,000 shares of Class A common stock at price to the public of $80.00 per share. The Company received aggregate net proceeds of $1.75 billion after deducting underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements. KKR Capital Markets LLC
was
 an underwriter for the IPO and
 is
an affiliate of KKR Denali Holdings L.P. (“KKR Denali”), who is a principal stockholder of the Company. The Company used $400.0 million of the net proceeds from the IPO to repay the entire outstanding amount under the revolving credit facility (See Note 8). KKR Capital Markets LLC is a lender under the revolving credit facility and an affiliate of KKR Denali, a principal stockholder of the Company.

Following the effectiveness of the IPO Registration Statement, the Company filed its Amended and Restated Certificate of Incorporation, which became effective immediately prior to the closing of the IPO (the “IPO Certificate”). The IPO Certificate authorizes a total of 1,500,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of preferred stock. Upon the filing and effectiveness of the IPO Certificate,
a
ll
 shares of Class F common stock
and
Series A convertible preferred stock then outstanding automatically converted into the equivalent number of shares of Class A common stock, respectively (the “Capital Stock Conversions”). Following the Capital Stock Conversions and immediately prior to the completion of the IPO, a total of
150,30
7
,6
2
2
shares of Class A common stock held by Adam Foroughi, the
Company’s co-founder, CEO,
and Chairperson; Herald Chen, the Company’s President and Chief Financial Officer, and a member of the Company’s board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements.
Following the closing of the IPO, the Company had two classes of outstanding common stock: Class A common stock and Class B common stock. No shares of the Company’s Class C common stock or preferred stock were issued and outstanding.
The rights of the holders of all classes of stock pursuant to the IPO Certificate are as follows:
Common Stock
The rights of the holders of Class A common stock, Class B common stock, and Class C common stock (referred to together as the “common stock”) are identical, except with respect to voting and conversion.
Voting Rights
Holders of the Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, holders of the Class B common stock are entitled to 20 votes for each share held on all matters submitted to a vote of stockholders, and holders of the Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law. The holders of the Class A common stock and Class B common stock will vote together as a single class, unless otherwise required by law. Under the IPO Certificate, approval of the holders of at least a majority of the outstanding shares of the Class B common stock voting as a separate class will be required to increase the number of authorized shares of the Class B common stock. In addition, Delaware law could require either holders of the Class A common stock, the Class B common stock, or the Class C common stock to vote separately as a single class in the following circumstances:

•
if the Company were to seek to amend the IPO Certificate to increase or decrease the par value of a class of stock, then that class would be required to vote separately to approve the proposed amendment; and

•
if the Company were to seek to amend the IPO Certificate in a manner that alters or changes the powers, preferences or special rights of a class of stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.

Until the date on which the final conversion of all outstanding shares of Class B common stock pursuant to the terms of the IPO Certificate occurs, approval of at least two-thirds
of the outstanding shares of the Company’s Class B common stock voting as a separate class will be required to amend or modify any provision of the IPO Certificate inconsistent with, or otherwise alter, any provision of the IPO Certificate to modify the voting, conversion, or other rights, powers, preferences, privileges, or restrictions of the Company’s Class B common stock.
Upon the closing of the IPO, the Class B Stockholders held all of the issued and outstanding shares of the Company’s Class B common stock. The Class B Stockholders have
entered into a voting agreement (the “Voting Agreement”) whereby all Class B common stock held by the Class B Stockholders and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKD Denali (one of which must be Mr. Foroughi).
Dividend Rights
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive dividends out of funds legally available if the Company’s board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Company’s board of directors may determine.
No Preemptive or Similar Rights
The Company’s common stock will not be entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.

Right to Receive Liquidation Distributions
If the Company becomes subject to a liquidation, dissolution or winding-up,
the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of the Company’s common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
Conversion of Class B Common Stock
Each share of Class B common stock will be convertible at any time at the option of the holder into one share of Class A common stock. Following the closing of the IPO, shares of Class B common stock will automatically convert into shares of Class A common stock upon sale or transfer except for certain transfers described in the IPO Certificate, including transfers for estate planning, transfers among KKR Denali and its affiliates, or other transfers among the Class B Stockholders. Withdrawal from the Voting Agreement constitutes a transfer.
Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date fixed by the Company’s board of directors that is no less than 61 days and no more than 180 days following the date on which (i) the Voting Agreement is terminated or (ii) Adam Foroughi is no longer involved with the Company as a member of the board of directors or as an executive officer.
Conversion of Class C Common Stock
After the conversion or exchange of all outstanding shares of the Company’s Class B common stock into shares of Class A common stock, all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share
basis, on the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.
Preferred Stock
The Company’s IPO Certificate also authorizes the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors.
2. Summary of Significant Accounting Policies
Revenue from Contracts with Customers
The Company generates Business and Consumer revenue. Business Revenue includes fees paid by mobile app advertisers that use the Company’s software platform (“Software Platform”), and revenue generated from the sale of digital advertising inventory of the Company’s apps (“Apps”). Consumer Revenue consists of mobile in-app
purchases (“IAPs”) made by users within Apps.

1
1

Business Revenue
Our Software Platform provides the technology to match advertisers and third-party owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The pricing and terms for all mobile advertising arrangements are governed by the Company’s terms and conditions and generally stipulate payment terms of 30 days subsequent to the end of the month. The contract is fully cancellable at any time.
For Business Revenue generated through placement of advertisements on mobile applications owned by Publishers, the Company’s performance obligation is to provide an advertiser with access to our Software Platform which facilitates the advertiser’s purchase of advertising inventory from Publishers. The Company does not control the advertising inventory prior to its transfer to the advertiser, the Company’s customer, because the Company does not have the substantive ability to direct the use of, nor obtain substantially all of the remaining benefits from the advertising inventory. The Company is not primarily responsible for fulfillment and does not have any inventory risk. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of either the number of completions of agreed upon actions or advertisements displayed and the contractually agreed upon price per advertising unit with the advertiser less consideration paid or payable to Publishers.
Advertisers purchase Apps advertising inventory either through the Software Platform or through third-party advertising networks (“Ad Networks”). Revenue from the sale of advertising inventory through Ad Networks is recognized net of the amounts retained by Ad Networks as the Company is unable to determine the gross amount paid by the advertisers to Ad Networks.
The Company recognizes mobile advertising revenue when the agreed upon action is completed or when the ad is displayed to users, depending on the agreed upon pricing mechanism with an advertiser or Ad Network. The number of advertisements delivered and completions of agreed upon actions is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.
Consumer Revenue
IAPs include fees collected from users for the purchase of virtual goods to enhance their gameplay experience. The identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items over the estimated period of time the virtual items are available to the user or until the virtual item is consumed. The Company categorizes its virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action in gameplay; accordingly, the Company recognizes revenue from the sale of consumable virtual goods as the goods are consumed and the Company’s performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the user over an extended period of time; accordingly, the Company recognizes revenue from the sale of durable virtual goods ratably over the period of time the goods are available to the user and the Company’s performance obligation is satisfied, which is generally the estimated average user life (“EAUL”). Payment is required at the time of purchase and the purchase price is a fixed amount. Users make IAPs through the Company’s distribution partners. The transaction price is equal to the gross amount charged to users because the Company is the principal in the transaction. IAPs fees are non-refundable.
Such payments are initially recorded to deferred revenue.
The EAUL represents the Company’s best estimate of the expected life of paying users for the applicable game. The EAUL begins when a user makes a first purchase of durable virtual goods and ends when a user is determined to be inactive. The Company determines the EAUL on a game-by-game
basis. For a newly launched game that has limited playing data, the Company determines its EAUL based on the EAUL of a game that has sufficiently similar characteristics. The Company determines the EAUL on a quarterly basis and applies such calculated EAUL to all bookings in the respective quarter. Determining the EAUL is subjective and requires management’s judgment. Future playing patterns may differ from historical playing patterns, and therefore the EAUL may change in the future. The EAULs are generally between six and nine months.
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.

1
2

Asset Acquisitions and Business Combinations
The Company performs an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If that test suggests that the set of assets and activities is a business, the Company then performs a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test suggests that the acquired assets and activities constitute a business, the Company accounts for the transaction as a business combination.
For transactions accounted for as business combinations, the Company allocates the fair value of acquisition consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. Acquisition consideration includes the fair value of any promised contingent consideration. The excess of the fair value of acquisition consideration over the fair value of acquired identifiable assets and liabilities is recorded as goodwill. Contingent consideration is remeasured to its fair value each reporting period with changes in the fair value of contingent consideration recorded in general and administrative expenses. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analyses. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred.
For transactions accounted for as asset acquisitions, the cost, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The Company generally includes contingent consideration in the cost of the assets acquired only when the uncertainty is resolved. The Company recognizes contingent consideration adjustments to the cost of the acquired assets prospectively using the straight-line method over the remaining useful life of the assets. No goodwill is recognized in asset acquisitions.
Services and Development Agreements
The Company enters into strategic agreements with mobile gaming studios (“Partner Studios”). The Company has historically allowed these Partner Studios to continue their operations with a significant degree of autonomy. In some cases, the Company bought Apps from Partner Studios and entered into service and development agreements whereby Partner Studios provide support in improving existing Apps and developing new Apps. The substantial majority of payments associated with service agreements for existing Apps are expensed to research and development when the services are rendered as the payments primarily relate to developing enhancements for the Apps. Payments for new Apps associated with development agreements are generally made in connection with the development of a particular App, and therefore, the Company is subject to development risk prior to the release of the App. Accordingly, payments that are due prior to completion of an App are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of an App are generally capitalized and expensed as cost of revenue. See Note 6, “Acquisitions” for additional information.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In August 2020, the FASB issued
ASU 2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
 815-40):
 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. These changes will become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact of these changes.

1
3

Recent Accounting Pronouncements (Issued and Adopted)
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The Company adopted this ASU on January 1, 2021 with no material financial statement impact upon adoption.
In January 2020, the FASB issued ASU No.
2020-01,
 Investments—Equity Securities (Topic
 321), Investments—Equity Method and Joint Ventures (Topic
 323), and Derivatives and Hedging (Topic
 815),
which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted this ASU on January 1, 2021 with no material financial statement impact upon adoption.
3. Revenue
Disaggregation of Revenue
The following table present
s
revenue disaggregated by type (in thousands):

	Three Months Ended March 31,
	2021	2020
Business Revenue - Apps	$156,963	$99,749
Business Revenue - Software Platform	88,419	46,512
Total Business Revenue	245,382	146,261
Consumer Revenue	358,495	113,917
Total Revenue	$603,877	$260,178

Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$366,166	$162,088
Rest of the World	237,711	98,090

Total Revenue	$603,877	$260,178

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended March 31, 2021 and 2020, the Company recognized

$57.7
million and $8.1 million of revenue that was included in the deferred revenue as of December 31, 2020 and 2019, respectively.
Unsatisfied Performance Obligations
All of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of March 31, 2021
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	Cash and cash equivalents	$477	$477	$—	$—
Marketable equity securities	Prepaid expenses and other current assets	5,354	5,354	—	—
Embedded derivative	Long-term debt	16,740	—	—	16,740

Total financial assets		$22,571	$5,831	$—	$16,740

Financial Liability:
Convertible security	Deferred acquisition costs, current	$47,200	$—	$—	$47,200

1
4

			As of December 31, 2020
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	Cash and cash equivalents	$6,413	$6,413	$—	$—
Embedded derivative	Long-term debt	5,680	—	—	5,680

Total financial assets		$12,093	$6,413	$—	$5,680

Financial Liability:

Convertible security	Deferred acquisition costs, current	$46,500	$—	$—	$46,500
Convertible Security
In November 2020, the Company issued a convertible security as part of the consideration exchanged for certain mobile game Apps acquired from an independent foreign-based mobile game developer. The Company elected to account for the convertible security using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the convertible security was determined using the probability-weighted expected return method (“PWERM”). This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the fair value measurement of the convertible security is the expected timing of occurrence of an IPO. Fair value measurements are highly sensitive to changes in this input and significant changes in this input would result in a significantly higher or lower fair value. For the three months ended March 31, 2021, the Company recorded a total loss of $0.7 million in other income, net in the Company’s condensed consolidated statements of operations due to the change in fair value of the convertible security. The convertible security is included in deferred acquisition costs, current, in the Company’s condensed consolidated balance sheets.
Embedded Derivative
Loans issued under Company’s credit agreement with the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (the “Credit Agreement”) contain certain interest adjustment features which were determined to be an embedded derivative requiring bifurcation and separate accounting as the features are not clearly and closely related to the host debt instrument. The embedded derivative was initially valued and remeasured using the “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument with and without the embedded derivative using a discounted cash flow approach. The difference of the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative is the fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the fair value measurement of the embedded derivative is the expected timing of occurrence of an IPO. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value. The initial fair value of the embedded derivative was determined to be nominal for term loans issued prior to 2021 and

$
5.6

million for the term loans issued in February 2021, which was accounted for as a reduction to the carrying amount of the term loans. For the three months ended March 31, 2021 and 2020, the Company recorded a total gain of
$
6.6

million and nil, respectively, in other income, net in the Company’s condensed consolidated statements of operations due to the change in fair value of the embedded derivative.
Marketable Equity Securities
The Company’s marketable equity securities consist entirely of its investment in the ordinary shares of Huuuge, Inc., a foreign based independent mobile game developer, which completed its initial public offering and became listed on the Warsaw Stock Exchange in the first quarter of 2021. The Company had carried the investment at cost in other assets on the Company’s consolidated balance sheets in prior fiscal years. The cost basis of the investment was immaterial. The fair value of the marketable equity securities was based on the quoted market price of Huuuge, Inc.’s ordinary shares as of March 31, 2021, and therefore was classified as a Level 1 fair value measurement. For the three months ended March 31, 2021, the Company recorded a total unrealized gain of $5.4 million in other income, net in the Company’s condensed consolidated statements of operations as a result of remeasuring the investment to fair value.

1
5

The following table presents a reconciliation of the Company’s financial asset and liability measured at fair value as of March 31, 2021 using significant unobservable inputs (Level 3), and the change in fair value (in thousands):

	Embedded Derivative	Convertible Security
Balance as of December 31, 2020	$5,680	$46,500
Addition related to the issuance of term loans in February 2021	5,630	—
Extinguishment of term loans in February 2021	(1,130)	—
Change in fair value recognized in earnings	6,560	700

Balance as of March 31, 2021	$16,740	$47,200

5. Contingencies
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of March 31, 2021 and December 31, 2020 the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
Legal Proceedings
The Company is involved from time to time in litigation, claims, and proceedings. The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainty.
The Company records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. If it is determined that a loss is reasonably possible and the loss or range of loss can be estimated, the reasonably possible loss is disclosed. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine the likelihood of matters and the estimated amount of losses related to such matters. To date, losses in connection with legal proceedings have not been material.
The Company expenses legal fees in the period in which they are incurred.
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of March 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible.

1
6

Non-income
Taxes
The Company may be subject to audit by various tax authorities with regard to non-income
tax matters. The subject matter of
non-income
tax audits primarily arises from different interpretations on tax treatment and tax rates applied. The Company accrues liabilities for non-income
taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable, and the expense is recorded as a reduction of revenue or to general and administrative expenses depending on the nature of the liability.
6. Acquisitions
2021 Acquisitions
In February 2021, the Company signed a share purchase agreement with Adjust GmbH, a leading mobile app attribution, measurement and analytics company in Germany, which agreement, as amended and restated and further amended, provides for the Company to acquire all the outstanding shares of Adjust GmbH for (i)
$
598.0
 million in cash, subject to certain purchase price adjustments, (ii) convertible securities that automatically convert into an aggregate number of shares of the Company’s Class A common stock determined by dividing $
352.0
 million by the volume-weighted average trading price per share of our Class A common stock over any 10 consecutive full trading day period (chosen by the selling stockholder representative under the Purchase Agreement) within 20 trading days commencing with and following the closing of the IPO (the “Conversion Price”); and (iii) the assumption of up to
 $
40.0

million in the aggregate of debt, accrued interest, and fees of Adjust, in each case upon the terms and subject to the conditions of the share purchase agreement. The transaction closed on April 20, 2021. The 20-day trading period expired on May 12. As of the date of issuance of these condensed consolidated financial statements, the Company has not received any notice designating the 10-day period for determining the Conversion Price. Due to the timing of this transaction close, as of the date of issuance of these condensed consolidated financial statements, the Company is in the process of finalizing the valuation and related accounting impact.
During the three months ended March 31, 2021, the Company recognized earn-out
costs of $
27.2

million related to the Zenlife acquisition closed in 2020. These earn-out costs increased the book value of the acquired mobile game Apps, and are amortized over the remaining useful life of the originally acquired game Apps.
During the three months ended March 31, 2021, the Company also acquired certain mobile game Apps for an aggregated consideration of $8.6 million
.
In January 2021 the Company paid $60.0

million to Recoded, an independent foreign-based mobile game developer, in relation to a new game App acquired in 2020. In February 2021, the Company paid an additional
$90.0 million to Recoded related to deferred cash consideration on the acquisition closed in 2019.
2020 Acquisitions
Geewa
—On January 31, 2020, the Company acquired Geewa A.S. (“Geewa”), a privately held company specializing in mobile gaming. The transaction is expected to expand the Company’s Apps portfolio and has been accounted for as a business combination. The Company purchased all of the outstanding shares of the capital stock of Geewa for a total consideration of $25.6 million of which $23.5 million was paid in cash and the unpaid balance was attributed to a $2.1 million indemnity holdback that was paid in January 2021. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were
$0.3 million.
The following table summarizes the fair value of identifiable assets acquired and liabilities assumed (in thousands):

Cash	$1,043
Accounts receivable and other current assets	1,457
Intangible assets

Apps—estimated useful life of 5 years	17,040
Tradename—estimated useful life of 5 years	260
Developed Technology—estimated useful life of 2 years	590
Property, equipment and other tangible assets	369

Goodwill	9,805
Accounts payable, accrued liabilities and other liabilities	(4,935)

Total purchase consideration	$25,629

1
7

The income approach was used to value the developed Apps and tradename. Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and assumed liabilities acquired and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.
Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.
In March 2020, the Company completed a transaction to acquire a certain mobile game App from an independent foreign-based mobile game developer in exchange for an upfront cash consideration of $30.0 million and earn-out payments. The transaction was accounted for as an asset acquisition with the entire upfront cash consideration allocated to the acquired mobile game App. Additionally, the Company entered into a service and development agreement with the independent mobile game developer to support the initially acquired game App as well as to develop new game Apps. The earn-out payments are based on a predetermined percentage of revenue net of certain direct costs generated by the initially acquired game App, or additional game Apps developed under the service and development agreement, over the term of the agreement, which is initially two years, but which may renew for an additional two-year term. During the three months ended March 31, 2021 and 2020, the earn-outs incurred in connection with this acquisition were immaterial.
7. Goodwill and Acquired Intangible Assets, Net
The following table presents goodwill activity (in thousands):

December 31, 2020	$249,773
Foreign currency translation	(388)

March 31, 2021	$249,385

Acquired intangible assets, net consisted of the following (in thousands):

	Weighted-
	Average	As of March 31, 2021			As of December 31, 2020
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(Years)	Value	Amortization	Value	Value	Amortization	Value
Long-lived intangible assets:
Apps	4.2	$1,239,252	$(290,213)	$949,039	$1,222,417	$(232,832)	$989,585
User base	5.0	68,817	(20,055)	48,762	68,817	(17,617)	51,200
License asset	0.6	28,551	(15,266)	13,285	28,551	(10,918)	17,633
Developed technology	1.2	14,946	(9,812)	5,134	14,946	(8,489)	6,457
Other	7.4	23,300	(2,720)	20,580	23,321	(1,864)	21,457

Total long-lived intangible assets		1,374,866	(338,066)	1,036,800	1,358,052	(271,720)	1,086,332

Short-lived intangible assets:
Apps	0.4	33,584	(29,370)	4,214	29,869	(25,599)	4,270

Total intangible assets		$1,408,450	$(367,436)	$1,041,014	$1,387,921	$(297,319)	$1,090,602

As of March 31, 2021 and December 31, 2020, short-lived mobile Apps were included in prepaid expenses and other current assets.
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$82,185	$27,576
Sales and marketing	3,209	2,694

Total	$85,394	$30,270

8. Credit Agreement
On August 15, 2018, the Company entered into a Credit Agreement which provided for senior secured term loans in an aggregate principal amount of $820.0 million (the “Closing Term Loans”) and a revolving credit facility of $50.0 million.
On April 23, 2019, the Credit Agreement was amended to increase the senior secured term loan facility by $
400.0
million, on terms identical to those applicable to the Closing Term Loans (together with the Closing Term Loans, the “Initial Term Loans”).
On April 27, 2020, the Credit Agreement was further amended to modify certain negative covenants.
On May 6, 2020, the Credit Agreement was further amended (the “Third Amendment”) to increase the senior secured term loan facility by an additional $
300.0
million (the “Third Amendment Term Loans”).
On October 27, 2020, the Credit Agreement was further amended to increase the aggregate principal amount of the revolving credit facility by an additional $540.0 million.
On November 30, 2020, the Company borrowed $150.0 million under the revolving credit facility.
On February 12, 2021, the Company amended the Credit Agreement to 1) increase the senior secured term loan facility by an aggregate principal amount of $
597.8
 million (the “Fifth Amendment Term Loans”, and together with the Initial Term Loans, the “Term Loans”), on terms identical to those applicable to the existing Initial Term Loans, the proceeds of which was partially used to repay in full the outstanding principal and accrued and unpaid interest of the Third Amendment Term Loans, totaling $
298.2
 million, in accordance with the
pre-existing
early redemption option in the Credit Agreement, and 2) increase the aggregate principal amount of the revolving credit facility by an additional $
10.0
 million, on terms identical to those applicable to the existing revolving credit facility. According to the amended Credit Agreement, the Company is required to make equal quarterly repayments of $
4.6
 million with respect to the Term Loans. In connection with this amendment, the Company paid $
0.8
 million in fees to KKR Capital Markets LLC,
who is affiliated with KKR Denali, one of the Company’s principal stockholders.
The Company evaluated the accounting for the Fifth Amendment Term Loans on a creditor-by-creditor
basis. For existing creditors who participated in the Fifth Amendment Term Loans, the transaction was accounted for as a debt modification because the present value of the cash flows between the two debt instruments before and after the transaction was less tha
n
10
%.
For new creditors, the transaction was accounted for as an issuance of new debt. As a result,
$
2.9
 million of the $
3.5

million third-party issuance costs related to the modified debt was recorded in other income, net on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021, with the remaining

$
0.6

million related to the new debt recorded as a reduction to the carrying amount of the Term Loans. In addition, the Company recorded
$
5.6

million for an embedded derivative related to the contingent interest adjustment feature of the Fifth Amendment Term Loans, which was bifurcated and accounted for separately as the feature is not clearly and closely related to the host instrument. For details regarding the fair value measurement of the embedded derivative, see Note 4. The debt discount related to the deferred third-party issuance costs, the bifurcated embedded derivative and the unamortized debt discount of the Initial Term Loans that were modified as part of the amendment is being amortized to interest expense using the effective interest method over the remaining contractual term of the Term Loans.
The Company accounted for the early repayment of the Third Amendment Term loans as a debt extinguishment. As a result, the Company recognized a loss on debt extinguishment of $
16.9

 million during the three months ended March 31, 2021, which was recorded in interest expense and loss on extinguishment of debt on the Company’s condensed consolidated statements of operations. The loss on debt extinguishment consisted primarily of the unamortized original issue discount and debt issuance cost.
On March 31, 2021, the Company drew down an additional $250.0 million from the Company’s $600.0 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the Company. Following such draw down
,
the Company had an aggregate amount of $400.0
million outstanding under the revolving credit facility, which was repaid in full with the net proceeds from the IPO in April 2021.
As of March 31, 2021, the Company was in compliance with all of the covenants.
After the effectiveness of the IPO Registration Statement, the applicable margins for both the Term Loans and the Revolving Credit Loans were reduced by 0.25% on April 16, 2021 in accordance with the pre-existing
terms of the Credit Agreement.
9. Cash Flow Hedges
The Company manages exposure to market risk associated with fluctuating interest rates with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for trading or speculative purposes. On November 14, 2018, the Company entered into an interest rate swap agreement as part of its interest rate risk management strategy in connection with the term loan. The notional amount for the swap was $410.0 million. The swap was a receive-variable
(one-month
LIBOR) and
pay-fixed
(2.9065%) interest rate swap
with settlement date commencing on the last calendar day of each month and reset date on first day of each month beginning December 31, 2018.

The Company applied the hedge accounting provisions of the critical terms match hedge, and formally documented at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. The critical terms of the swap and hedged item coincided (notional amount, interest rate reset dates, interest rate payment dates, and underlying index), the hedge was expected to offset changes in expected cash flows due to fluctuations in one-month
LIBOR over the term of the hedge. Therefore, the effectiveness of the hedge relationship was assessed each quarter by comparing the current terms of the swap and the debt to assure they continued to coincide and through an evaluation of the continued ability of the counterparty to the swap to honor its obligations under the swap. Had the critical terms no longer matched exactly, hedge effectiveness (both prospective and retrospective) would have to be assessed by evaluating the cumulative dollar-offset ratio for the actual derivative and the hedged item.
Unrealized changes in the fair value of derivatives accounted for as a critical term match hedge were reported in other comprehensive income (loss) and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affected earnings. The interest rate swap contract expired on December 31, 2020 and the settlement value of the interest rate swap liability was reclassified to interest expense and loss on settlement of debt For the three months ended March 31, 2020, the Company recognized
$1.3
million of realized loss related to hedged transaction, which were recorded in interest expense and loss on settlement of debt in the Company’s condensed consolidated statements of operations. As of March 31, 2020, the settlement value of the interest rate swap liability before tax effect was

$7.7
million and was included in accrued liabilities and reported in other comprehensive income net of tax effect.

10. Stock-based Compensation
In March 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan and the Employee Stock Purchase Plan, all of which became effective on the business day immediately prior to the effective date of the IPO Registration Statement:
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary companies’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights (SARs), performance units, and performance shares to the Company’s employees, directors, and consultants and the Company’s parent and subsidiary companies’ employees and consultants. A total of 39,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan. The number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2021, equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. Immediately prior to the effectiveness of the 2021 Plan, the 2011 Plan was terminated, and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of nonstatutory stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights (SARs), performance units, and performance shares to individuals or entities engaged by the Company or a parent or subsidiary of the Company to render bona fide services to the party engaging such individual or entity. A total of 390,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to the 2021 Partner Plan.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase shares of the Company’s Class A common stock through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. Amounts contributed and accumulated by the participant will be used to purchase shares of the Company’ Class A common stock at the end of each
6-month
purchase period with the purchase price of the shares being 85% of the lower of the fair market value of the Company’s Class A common stock on the first day of an offering period or on the exercise date. A participant may purchase a maximum of 590 shares of the Company’s Class A common stock during a purchase period. The ESPP provides for consecutive, overlapping
24-month
offering periods, subject to certain rollover mechanism as defined in the ESPP. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.

2
0

A total of 7,800,000 shares of the Company’s Class A common stock are available for sale under the ESPP. The number of shares of the Company’s Class A common stock that will be available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning with fiscal year 2022, equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine.
The initial offering period will be from April 15, 2021 through November 19, 2023. As of March 31, 2021, the Company had not yet launched the ESPP and was under no obligation to do so.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the granting of stock options to employees, consultants, and advisors of the Company. Options granted under the 2011 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees, including directors who are also employees. Nonqualified stock options may be granted to Company employees, consultants, and advisors. The 2011 Plan also provides for grants of restricted stock awards (the “RSAs”) and restricted stock units. As of March 31, 2021, the Company reserved

125,316,000
shares of Class A common stock for issuance under the 2011 Plan. Shares remaining available for issuance under the 2011 Plan were 3,754,596
as of March 31, 2021. Options under the 2011 Plan may be granted for periods of up to 10 years and generally vest over four years. As noted above, immediately prior to the effectiveness of the 2021 Plan, the 2011 Plan was terminated, and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms. The Company recognized stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$109	$29
Sales and marketing	1,819	452
Research and development	6,465	1,527
General and administrative	21,566	1,454

Total	$29,959	$3,462

For the three months ended March 31, 2021
,
total stock-based compensation expense included $0.3 million associated with awards that may be settled with one of the Company’s subsidiaries.
In January 2021, a new director was elected to serve on the Company’s board of directors and received options to purchase a total of 206,000 shares of the Company’s common stock under the 2011 Plan. With respect to 21,000 shares, 1/12th of the shares will vest, subject to such director’s continued role as a service provider to the Company, on April 21, 2021, and thereafter, 1/12th of the shares vesting every three months; provided that 100% of any unvested shares covered by the option will vest immediately prior to the closing of an Acquisition or Other Combination (each as defined in the 2011 Plan). The options to purchase 185,000 shares were fully vested on the date of grant and such options were exercised in full in January 2021.
Early Exercise of Stock Options
—Subject to the Board’s approval, the 2011 Plan allows for the early exercise of options granted. Under the terms of the 2011 Plan, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early exercised options may not be sold or transferred before they are vested. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. The cash amounts received in exchange for these early exercised shares are recorded as a liability on the accompanying balance sheets and reclassified into common stock and additional paid-in-capital
as the shares vest. The Company’s right to repurchase these shares lapses by 1/4 th
of the shares on the
one-year
anniversary of the vesting start date and ratably each month over the next
36-months.
The Company has 458,499 and zero shares of Class A common stock subject to repurchase as of March 31, 2021 and 2020, respectively. The liability for the shares of Class A common stock subject to repurchase as of March 31, 2021 was $2.7 million, which was included in the accrued liabilities in the Company’s condensed consolidated balance sheets.
During 2020 and 2019, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and in-substance
are nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $
20.9
 million were settled through either share repurchase, in the amount of $
17.2
 million, or cash payment, in the amount of $
3.7
 million. In connection with the repurchase of shares, the Company accelerated vesting of
60,968
shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. As of March
 31, 2021
 and 202
0
, the Company had
3,874,999

and 5,709,999 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes, of which
1,740,313
and 4,935,000 shares, were unvested and subject to repurchase, respectively. The principal balances of nonrecourse promissory notes outstanding amounted to
$
19.7

million and $21.2 million as of March 31, 2021 and 2020, respectively.

11. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers its convertible preferred stock, options exercised in exchange for nonrecourse promissory notes, early exercised unvested stock options and unvested restricted stock awards to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to convertible preferred stock, options exercised in exchange for nonrecourse promissory notes, early exercised unvested common stock options and unvested restricted stock awards as the holders of these instruments do not have a contractual obligation to share in the Company’s losses. Net income is attributed to common stockholders and participating securities based on their participation rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$(10,521)	$4,664
Less:
Income attributable to convertible preferred stock	—	(1,545)
Income attributable to options exercises by promissory notes	—	(82)
Income attributable to unvested early exercised options	—	—
Income attributable to unvested RSA’s	—	(50)

Net income (loss) attributable to common stock—Basic	$(10,521)	$2,987

Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	222,408,568	210,898,346

Net income (loss) per share attributable to common stock—Basic	$(0.05)	$0.01

Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	$(10,521)	$4,664
Less:
Income attributable to convertible preferred stock	—	(1,530)
Income attributable to options exercises by promissory notes	—	(81)
Income attributable to unvested early exercised options	—	—
Income attributable to unvested RSA’s	—	(49)

Net income (loss) attributable to common stock—Diluted	$(10,521)	$3,004

Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	222,408,568	210,898,346
Weighted-average dilutive stock options	—	3,155,094

Weighted-average shares used in computing net income (loss) per share—Diluted	222,408,568	214,053,440

Net income (loss) per share attributable to common stock—Diluted	$(0.05)	$0.01

The following table presents the forms of antidilutive potential common shares:

	Three Months Ended March 31,
	2021	2020

Convertible preferred stock	109,090,908	109,090,908
Stock options exercised for promissory notes	3,874,999	5,709,999
Early exercised stock options	458,499	—
Unvested RSAs	782,895	3,252,519
Stock options	19,581,567	1,902,237
Total antidilutive potential common shares	133,788,868	119,955,663

The table above does not include the convertible security issued in 2020. This security is convertible into the Company’s common stock starting 61 days following the effective date of an initial public offering of the Company. The convertible security may be converted, at the option of the holder, into a number of shares of the Company’s Class A Common Stock equal to $40.0 million divided by a conversion price equal to (i) the preceding
20-day
volume-weighted average trading price per share of Class A Common Stock multiplied by (ii) 0.8.
12. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases its interim tax accruals on an estimated annual effective tax rate applied to year-to-date
income and record the discrete tax items in the period to which they relate. In each quarter, the Company updates its estimated annual effective tax rate and makes a year-to-date
adjustment to its tax provision as necessary. The Company’s calendar year 2021 annual effective tax rate differs from the U.S. statutory rate primarily due to stock compensation expense, foreign derived intangible income deduction, and the foreign tax rate differential. For the three months ended March 31, 2021 and 2020, the Company recorded $3.2 million of income tax benefit and $2.9 million of income tax expense, respectively.
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was enacted. The ARPA contains numerous income tax provisions, such as expanding the definition of covered employees. The ARPA has no impact on the income tax provision (benefit) for the three months ended March 31, 2021.
During the three months ended March 31, 2021, there were no material changes to the Company’s unrecognized tax benefits, and the Company does not expect material changes in its unrecognized tax benefits within the next twelve months.

	Three Months Ended March 31
(In thousands)	2021	2020
Provision for (benefit from) income taxes	$(3,180)	$2,864
The change from $2.9 million of tax provision during the three months ended March 31, 2020, to $3.2 million of tax benefit during the three months ended in March 31, 2021 was primarily due to a net loss before taxes compared to a net income before taxes in the respective periods, and an establishment of deferred tax liability related to restructuring during the three months ended March 31, 2020.
13. Related Party
On February 12, 2021, the Company entered into certain amendment to the Credit Agreement. See
N
ote 8. In connection with this amendment, the Company paid $
0.8
 million in fees to KKR Capital Markets LLC,
who is affiliated with KKR Denali, one of the Company’s principal stockholders.
On March 31, 2021, the Company drew down an additional $
250.0
 million from the Company’s $
600.0
 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the
Company. See Note 8.
1
4
. Subsequent Events
In April 2021, the Company completed two separate transactions to acquire certain mobile game Apps from two foreign
-
based independent mobile game developers in exchange for an aggregate upfront cash consideratio
n
of $300.0
million and potential future earn-out payments. Concurrent with the closings of these transactions, the Company entered into a development services agreement with each of the independent mobile game developers to support the acquired mobile game Apps, as well as to develop new game Apps during the four-year term of the agreement. With respect to the first transaction, the potential future earn-out payments are contingent on the revenue generated by the acquired game Apps exceeding a certain revenue threshold, which will be measured and payable (if applicable) each year for four years from the date of the transaction. With respect to the second transaction, the potential future earn-out payments will be determined in a manner similar to the first transaction, in addition to a potential one-time earn-out payment of $50.0 million contingent on the achievement of a certain monthly revenue milestone within the four years following the date of the transaction.

Due to the timing of these transactions, as of the date of issuance of these condensed consolidated financial statements, the Company is in the process of finalizing the valuation and related accounting for these transactions.
In May 2021, the Company granted 6,038,514 RSUs to certain employees under the 2021 Plan at the grant date fair value of $58.55 per RSU. The RSUs generally vest either over four or over five years of continuous service from their respective vesting commencement dates.
In May 2021, the Company amended a certain agreement with a cloud service provider to increase the aggregate spend commitment from $130.0 million to $300.0 million through May 2026.

2
3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form
10-Q
and in our final prospectus related to our initial public offering, or IPO, dated April 14, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Our mission is to grow the mobile app ecosystem by enabling the success of mobile app developers. Our software solutions provide advanced tools for mobile app developers to grow their businesses by automating and optimizing the marketing and monetization of their apps. Since inception, our platform has driven over six billion mobile app installs for mobile app developers. Our software, coupled with our deep industry knowledge and expertise, has allowed us to rapidly scale a successful and diversified portfolio of owned mobile apps. We have also accelerated our market penetration through an active acquisition and partnership strategy. Our scaled and integrated business model sits at the nexus of the mobile app ecosystem, which creates a durable competitive advantage that has fueled our clients’ success and our strong growth.
Since our founding in 2011, we have been focused on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the mobile app ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these developer challenges led to the development of our infrastructure and software—AppLovin Core Technologies and AppLovin Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by launching AppLovin Apps in 2018. Our Apps now consist of a globally diversified portfolio of over 200 free-to-play
mobile games across five genres, run by fourteen studios.

For the three months ended March 31, 2021, our revenue grew 132% year-over-year, from $260.2 million for the three months ended March 31, 2020 to $603.9 million in the comparative period in 2021. We generated a net loss of $10.6 million for the three months ended March 31, 2021, and a net income of $4.7 million in the comparative period in 2020. We generated Adjusted EBITDA of $131.1 million, and $62.4 million for the three months ended March 31, 2021 and 2020, respectively. Our strong cash flow generation has allowed us to reinvest in our expansion and growth and consummate strategic acquisitions and partnerships. See the section titled
“Non-GAAP
Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from two sources—business clients and consumers. During the three months ended March 31, 2021, Business Revenue represented 40.6% of total revenue and Consumer Revenue represented 59.4% of total revenue.
Business Revenue
We generate Business Revenue from fees paid by mobile app advertisers, or business clients, that use our Software Platform to grow and monetize their apps. We also collect Business Revenue from business clients that purchase the digital advertising inventory of our portfolio of Apps. We are able to grow our Business Revenue by improving our Software Platform, adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Business clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. While we have over 500 business clients as of March 31, 2021, the vast majority of our revenue is derived from our Enterprise Clients. See “Key Metrics” below for additional information on how we calculate Enterprise Clients. Approximately 99% of our Business Revenue for the twelve months ended March 31, 2021 came from our 194 Enterprise Clients. Our Enterprise Clients had a Net Dollar-Based Retention Rate of approximately 130% for the twelve months ended March 31, 2021
1
. We see multiple opportunities to gain new business clients, and to increase spend from existing business clients, as we help them grow their businesses and make them more successful. Business Revenue from our Apps was 64.0% of total Business Revenue in the three months ended March 31, 2021.

1
We measure Net Dollar-Based Retention Rate for the twelve months ended March 31, 2021 for our Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the twelve months ended March 31, 2020 from our Enterprise Clients as of March 31, 2020. Current period revenue is revenue for the twelve months ended March 31, 2021 from our Enterprise Clients as of March 31, 2021, and excludes revenue from any new Enterprise Clients during the twelve months ended March 31, 2021.

Our Software Platform includes AppDiscovery and MAX. Business clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance-based, cost-per-install
basis, and shared with our advertising publishers, typically on a cost per impression model.
Business clients use MAX to optimize purchases of app ad inventory. The Compass Analytics tool within MAX provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more developers move to in-app
bidding monetization, we expect growth in the adoption of, and revenue from, MAX.
Business clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from business clients that purchase advertising inventory from our Apps. Revenue from business clients related to our Apps is generated from ads purchased by advertisers, as well as from revenue-sharing agreements between some of our studios and a selection of third-party studios for which they publish and monetize games.
Consumer Revenue
Consumer Revenue is generated when a user of one of our Apps makes an in-app
purchase (IAP). Our Apps are generally
free-to-play
mobile games and generate Consumer Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs.
During the three months ended March 31, 2021, we had an average of 3.1 million Monthly Active Payers (MAPs) across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer (ARPMAP) of $38. Leveraging the benefit of our integrated Platform and Apps, we see opportunities to grow our
App-related
revenue streams by increasing MAPs and expanding ARPMAP within existing games and through new game development, acquisitions and partnerships. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.

Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Annual Key Metrics
Enterprise
Cli
e
nt
s
.
We focus on the number of Enterprise Clients, which are third-party business clients from whom we have collected greater than $125,000 of revenue in the trailing 12 months to a given date. Enterprise Clients generate the vast majority of our Business Revenue and Business Revenue growth. We expect to increase the revenue from Enterprise Clients over time.
R
e
v
e
n
u
e
P
e
r
Ent
e
r
p
r
i
se
Client
(RPEC).
We define RPEC as (i) the total revenue derived from our Enterprise Clients in a twelve- month period, divided by (ii) Enterprise Clients as of the end of that same period. RPEC shows how efficiently we are monetizing each Enterprise Client. We expect to increase RPEC over time as we enhance our Software Platform and Apps.
The following table shows our Enterprise Clients as of March 31, 2021 and 2020, and our RPEC for the twelve months ended March 31, 2021 and 2020.

	Twelve months ended March 31,
	2021	2020
Enterprise Clients	194	164
Revenue Per Enterprise Client (in thousands)	$4,129	$3,687
Quarterly Key Metrics
Software Platform Enterprise Clients.
We focus on the number of Software Platform Enterprise Clients, which are third-party business clients from whom we have collected greater than $31,250 of Software Platform revenue in the three months to a given date, equating to an annual run-rate of $125,000 in revenue. Software Platform Enterprise Clients generate the vast majority of our Business Revenue - Software Platform and Business Revenue - Software Platform growth.
The following table shows our Software Platform Enterprise Clients as of March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Software Platform Enterprise Clients	193	130
Monthly
Active
Payers
(MAPs).
We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 96% of our Consumer Revenue during the three months ended March 31, 2021, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games. We expect to increase our MAPs over time as we increase the number of our Apps and enhance the engagement and monetization of our Apps.
Av
e
rage R
e
venue P
e
r
Monthly
Active
Pa
y
e
r
(ARPM
A
P).
We define ARPMAP as (i) the total Consumer Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP. We expect to increase ARPMAP over time as we enhance the monetization of our Apps.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Monthly Active Payers (millions)	3.1	1.1
Average Revenue Per Monthly Active Payer	$38	$34
T
ot
a
l
S
o
ftw
a
re
T
ra
n
s
a
ct
i
on
Va
l
u
e
.
Business Software Platform revenue is from third-party clients using our software platform to find new customers. We do not recognize revenue from our own spend on our software platform. Therefore, we use TSTV to measure the scale and growth rates of our software platform, as it reflects the total value on our software platform including our first-party studios as though they were stand-alone businesses.
The following table shows our Total Software Transaction Value for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Total Software Transaction Value	$147,901	$57,512
Our key metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate TSTV, MAP, and ARPMAP are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.

Non-GAAP
Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other (income) expense, net, provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense, loss (gain) on extinguishments of acquisition related continent consideration, nonoperating foreign exchange losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
Adjusted EBITDA and Adjusted EBITDA margin are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts, and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors, and other interested parties to evaluate and assess performance. We use Adjusted EBITDA and Adjusted EBITDA margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance.
Adjusted EBITDA and Adjusted EBITDA margin are
non-GAAP
financial measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Thus, our Adjusted EBITDA and Adjusted EBITDA margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2021 and 2020, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	(10,575)	4,664
Adjusted as follows:
Interest expense and loss on settlement of debt	35,010	18,629
Other income, net	(8,626)	(1,110)
Provision for (benefit from) income taxes	(3,180)	2,864
Amortization, depreciation and write-offs	88,817	32,279
Non-operating foreign exchange gain	(1,281)	—
Stock-based compensation	29,959	3,462
Acquisition-related expense	938	1,657

Adjusted EBITDA	131,062	62,445

Adjusted EBITDA Margin	21.7%	24.0%

Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Core Technologies and Software Platform to enhance their effectiveness and value proposition for our business clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our Core Technologies, such as our launch of AXON and acquisition of MAX, will further improve their effectiveness for developers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.

Retain and grow existing business clients
We rely on existing business clients for a significant portion of our revenue. As we improve our Software Platform and Apps, we can attract additional spend from these business clients. Our business clients include indie studio developers and some of the largest mobile advertising platforms in the world. We believe there is significant room for us to further expand our relationships with these clients and increase their usage of our Software Platform. We have invested in targeted sales and account-based marketing efforts to identify and showcase opportunities to business clients and plan to continue to do so in the future.
In the past, our business clients have generally increased their usage of our Software Platform and Apps, and as a result, growth from existing business clients has been a primary driver of our revenue growth. We must continue to retain our existing business clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
Add new business clients globally
Our future success depends in part on our ability to acquire new business clients. We recently increased our focus on markets outside the United States to serve the needs of business clients globally. During the three months ended March 31, 2021, only 42% of our revenue from business clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new business clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new business clients to grow our revenue, increase profitability, and drive greater cash flow.
Optimization, growth, and expansion of our AppLovin Apps
We plan to continue to invest in developing new Apps and enhancing existing Apps. Because our Apps are typically free to download and use, economically acquiring users and monetizing through advertising and IAPs is critical to the future success of our Apps. We plan to launch several new Apps per year, as well as continue to make investments by acquiring and partnering with studios in mobile gaming and other mobile app sectors.
Given our expertise in app marketing, we are able to pursue a highly-optimized and scaled user acquisition investment playbook. During the three months ended March 31, 2021, we invested $265.5 million in sales and marketing, a large percentage of which was invested in user acquisition to grow the number of users engaging with our Apps. We believe the scale, insights, and effective monetization strategies provided through our Software Platform and integrated business model allow us to optimize ad spend across our portfolio of Apps. We also invest in the growth of our Apps by improving in-game
monetization, optimizing game economies and
in-game
conversion, and
opt-in
business services, such as creative services and localization. We must continue to optimize, grow, and expand our Apps portfolio to grow our revenue, increase profitability, and drive greater cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our portfolio of Apps and add complementary software and tools to our Core Technologies. Since the beginning of 2018, we have invested over $2 billion in 18 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Core Technologies including the acquisition of Adjust GmbH, which closed in April 2021. We have been very successful in growing mobile apps that we have added to our Apps portfolio. We have also invested strategically to enhance our Core Technologies. For example, in 2018 we acquired MAX, an in-app
bidding platform, which improves monetization on apps.

While we have a strong pipeline of strategic acquisition and partnership opportunities, we believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app ecosystem
Our business and results of operations will be impacted by industry factors that drive overall performance of the mobile app ecosystem. The mobile app ecosystem has grown rapidly in recent years. We expect that any acceleration, or slowing, of this growth would affect our business and results of operations. In addition, even if the mobile app ecosystem continues to grow at its current rate, our ability to position ourselves within the market will impact our business and results of operations.
Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in June 2020, Apple announced a plan to overhaul IDFA, which anonymously profiles users for targeted advertising, as part of a new application tracking transparency framework which began being rolled out in late April 2021 and, among other things, requires opt-in
consent for certain types of tracking. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps and to the extent we are unable to utilize IDFA or a similar offering, our Software Platform may not be as effective, and we may not be able to continue to efficiently generate revenue for our Apps.
New tools for developers, industry standards, and platforms may emerge in the future. We believe our focus on the mobile app ecosystem has allowed us to understand the needs of our business clients and our relentless innovation has enabled us to quickly adapt to changes in the industry and pioneer new solutions. We must continue to innovate and stay ahead of developments in the mobile app ecosystem in order for our business to succeed and our results of operations to continue to improve.
Acquisition of Adjust
On April 20, 2021, we completed our acquisition of Adjust GmbH (“Adjust”), a leading mobile app attribution, measurement and analytics company in Germany, in exchange for (i) $598.0 million in cash, subject to certain purchase price adjustments; (ii) convertible securities that automatically convert into an aggregate number of shares of our Class A common stock determined by dividing $352.0 million by the volume-weighted average trading price per share of our Class A common stock over any 10 consecutive full trading day period (chosen by the stockholder representative under the share purchase agreement) within 20 trading days commencing with and following April 15, 2021; and (iii) the assumption of up to $40.0 million in the aggregate of debt, accrued interest, and fees of Adjust, in each case upon the terms and subject to the conditions of the share purchase agreement.

Impact of
COVID-19
The
COVID-19
pandemic and resulting social distancing and
shelter-in-place
orders put in place around the world have caused widespread disruption in global economies, productivity, and financial markets and have altered the way in which we conduct our day-to-day
business. As a result of the
COVID-19
pandemic we have temporarily closed our offices around the world, including our corporate headquarters in Palo Alto, California, and implemented travel restrictions. Our Software Platform and Apps do not require physical interaction, thus, our ability to meet the needs of our clients and users has not been materially affected. The full impact of the
COVID-19
pandemic on the global economy and the extent to which the pandemic may impact our business, financial condition, and results of operations in the future remains uncertain. See the section titled “Risk Factors—The
COVID-19
pandemic and responses thereto across the globe have altered how individuals interact with each other and affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations remains uncertain” for additional information.
Components of Results of Operations
Revenue
We collect Business Revenue from advertisers spending on our Software Platform and Apps. Business Revenue from our Software Platform is generated from our advertisers, typically on a performance-based, cost-per-install
basis, then shared with our advertising publishers, typically on a cost per impression model. Business Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of Apps. Business Revenue from our Apps was 64% of total Business Revenue for the three months ended March 31, 2021.
We generate Consumer Revenue from IAPs made by users within our Apps.
Cost of Revenue and Operating Expenses
Cost of revenue.
Cost of revenue consists primarily of third-party payment processing fees for distribution partners, amortization of acquired technology related intangible assets, and expenses associated with operating our network infrastructure. Third-party payment processing fees relate to Consumer Revenue. The fees for IAPs are processed and collected by third-party distribution partners. Network operating costs include bandwidth, energy, other equipment costs related to our co-located
data centers and costs for third-party cloud service providers. We expect our cost of revenue to increase in absolute dollars over the long term as our business and revenue continue to grow. We also expect our cost of revenue as a percentage of revenue to fluctuate period-over-period.
Sales and marketing
. Sales and marketing expenses consist primarily of user acquisition costs, other advertising expenses, personnel-related expenses for salaries, employee benefits, and stock-based compensation for employees engaged in sales and marketing, and amortization of acquired user-related intangible assets, marketing programs, travel, customer service costs, and allocated facilities and information technology costs.
We plan to continue to invest in sales and marketing to grow our customer base and increase brand awareness. As a result, we expect sales and marketing expenses to increase in absolute dollars. We also expect our sales and marketing expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to grow our customer base and increase brand awareness, and to decrease over the long term as we benefit from greater scale.
Research and development.
Research and development expenses consist primarily of product development costs, including personnel-related expenses for salaries, employee benefits, and stock-based compensation for employees engaged in research and development, professional services costs related to development of new apps by third parties, consulting costs, regulatory compliance costs, and allocated facilities and information technology costs.
We plan to continue to invest in research and development to continue to enhance our Core Technologies and Software Platform, and to improve existing games and develop new games. As a result, we expect research and development expenses to increase in absolute dollars. We also expect our research and development expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to enhance our Core Technologies and Software Platform and improve our existing Apps and develop new Apps, and to decrease over the long term as we benefit from greater scale.
General and administrative.
General and administrative expenses consist primarily of costs incurred to support our business, including personnel-related expenses for salaries, employee benefits, and stock-based compensation for employees engaged in finance, accounting, legal, human resources and administration, professional services fees for legal, accounting, recruiting, and administrative services (including acquisition-related expenses), insurance, travel, and allocated facilities and information technology costs.

We plan to continue to invest in our general and administrative function to support the growth of our business. In addition, following the completion of this offering, we expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of a public company, increased insurance and investor relations expenses, and increased professional services fees (including acquisition-related expenses). As a result, we expect general and administrative expenses to increase in absolute dollars. We also expect our general and administrative expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to support the growth of our business, and to decrease over the long term as we benefit from greater scale.
Interest expense and loss on settlement of debt.
Interest expense and loss on settlement of debt consists primarily of loss related to debt extinguishment, interest expense associated with our outstanding debt, including accretion of debt discount, and changes in fair value of interest rate swap accounted for as a cash flow hedge related to the stream of variable interest payments associated with a portion of our outstanding debt.
Other income, net.
Other income, net, includes interest earned on our cash and cash equivalents, gains and losses related to embedded derivatives and other financial instruments accounted for at fair value, and foreign currency exchange gains (losses), which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.
Provision for (benefit from) income taxes.
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, impacts from acquisition restructuring, deduction benefits related to foreign-derived intangible income, future changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. Additionally, our effective tax rate can vary based on the amount of pre-tax
income or loss.
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$603,877	$260,178
Costs and expenses:
Cost of revenue (1)(2)	223,061	76,453
Sales and marketing (1)(2)	265,513	128,667
Research and development (1)	60,876	19,112
General and administrative (1)	42,962	10,810

Total costs and expenses	592,412	235,042

Income from operations	11,465	25,136
Other income (expense):
Interest expense and loss on settlement of debt	(35,010)	(18,629)
Other income, net	9,790	1,021

Total other expense	(25,220)	(17,608)

Income (loss) before income taxes	(13,755)	7,528
Provision for (benefit from) income taxes	(3,180)	2,864

Net income (loss)	$(10,575)	$4,664

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$109	$29
Sales and marketing	1,819	452
Research and development	6,465	1,527
General and administrative	21,566	1,454

Total stock-based compensation	$29,959	$3,462

(2)	Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$82,185	$27,576
Sales and marketing	3,209	2,694

Total amortization expense related to acquired intangibles	$85,394	$30,270

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue
(1)
:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Costs and expenses:
Cost of revenue	37%	29%
Sales and marketing	44%	49%
Research and development	10%	7%
General and administrative	7%	4%

Total costs and expenses	98%	90%

Income from operations	2%	10%
Other income (expense):
Interest expense and loss on settlement of debt	(6)%	(7)%
Other income, net	2%	0%

Total other expense	(4)%	(7)%

Income (loss) before income taxes	(2)%	3%
Provision for (benefit from) income taxes	(1)%	1%

Net income (loss)	(2)%	2%

(1)	Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		2020 to 2021 % change
	2021	2020
Business Revenue – Apps	$156,963	$99,749	57%
Business Revenue – Software Platform	88,419	46,512	90%

Total Business Revenue	245,382	146,261	68%
Consumer Revenue	358,495	113,917	215%

Total Revenue	$603,877	$260,178	132%

Total revenue increased by $343.7 million, or 132%, for the three months ended March 31, 2021 compared to the prior year period due to increases in Business Revenue – Software Platform of 90%, Business Revenue – Apps of 57% and Consumer Revenue of 215%.
For the three months ended March 31, 2021, our Business Revenue increased by $99.1 million from the prior year period. For the three months ended March 31, 2021, our Business Revenue from our Software Platform increased by $41.9 million from the prior year period primarily due to a 74% increase in installations while price per installation remained consistent with the prior year period. The increase in our Business Revenue from Apps of $57.2 million was primarily a result of increased advertising revenue from acquired Apps which contributed $33.2 million of the increase while our existing Apps and new Apps developed by our Owned and Partner Studios contributed the remaining increase. Usage of advertising inventory by our Owned Studios and Partner Studios represented 24% of installations during the three months ended March 31, 2021. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended March 31, 2021, our Consumer Revenue increased by $244.6 million from the prior year period, primarily due to a 175% increase in the volume of in-app
purchases, as well as a 14% increase in price per
in-app
purchase. Newly developed Apps contributed $131.5 million of the increase, while Apps acquired since March 31, 2020 generated $79.8 million of the increase, with the remaining increase from our existing Apps.
Cost of revenue

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
Cost of revenue	$223,061	$76,453	192%
Percentage of revenue	37%	29%
Cost of revenue increased by $146.6 million, or 192%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to a $72.9 million increase in third-party payment processing fees as a result of the growth in Consumer Revenue, a $54.6 million increase in amortization of acquired-technology driven by an increase in acquisition activity, and a $13.5 million increase in expenses associated with operating our network infrastructure driven by the growth in our operations.

Sales and marketing

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$265,513	$128,667	106%
Percentage of revenue	44%	49%
Sales and marketing expenses increased by $136.8 million, or 106%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to a $130.7 million increase in user acquisition costs.
Research and development

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
Research and development	$60,876	$19,112	219%
Percentage of revenue	10%	7%
Research and development expenses increased by $41.8 million, or 219%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to a $19.7 million increase in personnel-related expenses primarily due to an increase in stock-based compensation due to higher fair value of our common stock and an increase in headcount and a $17.9 million increase in professional services costs related to development of new games by third parties.
General and administrative

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$42,962	$10,810	297%
Percentage of revenue	7%	4%
General and administrative expenses increased by $32.2 million, or 297%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to a $20.1 million increase in stock-based compensation expense largely driven by higher fair value of our common stock and a $9.3 million increase in other personnel related costs as a result of an increase of headcount to support our growth.
Interest expense and loss on settlement of debt

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(35,010)	$(18,629)	88%
Percentage of revenue	(6)%	(7)%
Interest expense and loss on settlement of debt increased by $16.4 million, or 88%, for the three months ended March 31, 2021 compared to the prior year period. This increase was primarily due to a loss on the settlement of term loans of $16.9 million during the period.

Other income, net

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
Other income, net	$9,790	$1,021	859%
Percentage of revenue	2%	0%
Other income, net increased by $8.8 million, or 859%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to a fair value remeasurement gain of $6.6 million related to term loan embedded derivative, and an unrealized gain of $5.4 million related to marketable equity securities, which were partially offset by a $2.9 million third-party cost incurred for the amendment of term loans.
Provision for (benefit from) income taxes

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,180)	$2,864	(211)%
Percentage of revenue	(1)%	1%
The change from $2.9 million of tax provision during the three months ended March 31, 2020, to $3.2 million of tax benefit during the three months ended in March 31, 2021 was primarily due to a net loss before taxes compared to a net income before taxes in the respective periods, and an establishment of deferred tax liability related to restructuring during the three months ended March 31, 2020.
Liquidity and Capital Resources
Since inception, we financed our operations primarily through payments received from business clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock and borrowings made under our Credit Agreement. As of March 31, 2021, we had cash and cash equivalents of $761.1 million.
We believe that our existing cash and cash equivalents would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate; expansion of sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate. For example, during the three months ended March 31, 2021, we received net debt proceeds, which increased our cash balance as of March 31, 2021 by $542.4 million. If additional financing from outside sources is required, we may not be able to raise it on terms acceptable to us, or at all. In particular, the recent
COVID-19
pandemic has caused a disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
On April 19, 2021, we completed our initial public offering, in which we sold 22,500,000 shares of Class A common stock at price to the public of $80.00 per share. We received aggregate net proceeds of $1.75 billion after deducting underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$61,819	$45,687
Net cash used in investing activities	(18,273)	(54,699)
Net cash provided by financing activities	400,374	33,479
Operating Activities
Net cash provided by operating activities was $61.8 million for the three months ended March 31, 2021, primarily consisting of a $10.6 million of net loss, adjusted for certain non-cash
items, which included $88.8 million of amortization, depreciation and write-offs, $30.0 million of stock-based compensation expense, $16.9 million of loss on settlement of debt, $11.2 million of net unrealized gains on fair value remeasurement of financial instruments, $4.3 million of amortization of debt issuance costs and discount, and $5.8 million of change in operating right of use asset partially offset by a $60.8 million of cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in accounts receivable, prepaid expenses and other assets and decrease in operating lease liabilities partially offset by higher accounts payable.
Net cash provided by operating activities was $45.7 million for the three months ended March 31, 2020, primarily consisting of $4.7 million of net income, adjusted for certain non-cash
items, which included $32.3 million of depreciation and amortization expense, $3.5 million of stock-based compensation expense, $1.4 million of amortization of debt issuance costs and discount, $1.2 million of change in operating right of use asset and a $2.7 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in accounts payable and decrease in prepaid expenses and other current assets partially offset by higher accounts receivable and lower other non-current
liabilities.
Investing Activities
Net cash used in investing activities was $18.3 million for the three months ended March 31, 2021, consisting of $4.2 million related to acquisitions, and $14.0 million in purchases of non-marketable
investments and other.
Net cash used in investing activities was $54.7 million for the three months ended March 31, 2020, primarily related to acquisitions.
Financing Activities
Net cash provided by financing activities was $400.4 million for the three months ended March 31, 2021, primarily consisting of $844.7 million of proceeds from debt issuance and $12.9 million proceeds from exercise of stock awards partially offset by $302.3 million of principal repayment of debt and $152.2 million of payment of deferred acquisition costs.
Net cash provided by financing activities was $33.5 million for the three months ended March 31, 2020, primarily consisting of $49.8 million of proceeds from debt issuance partially offset by $11.0 million of payment of deferred acquisition costs and $3.1 million of principal repayment of debt.
Credit Agreement
On August 15, 2018, we entered into a Credit Agreement which provided for senior secured term loans in an aggregate principal amount of $820.0 million (the “Closing Term Loans”) and a revolving credit facility of $50.0 million. On April 23, 2019, the Credit Agreement was amended to increase the senior secured term loan facility by $400.0 million, on terms identical to those applicable to the Closing Term Loans (together with the Closing Term Loans, the “Initial Term Loans”). On April 27, 2020, the Credit Agreement was further amended to modify certain negative covenants. On May 6, 2020, the Credit Agreement was further amended (the “Third Amendment”) to increase the senior secured term loan facility by an additional $300.0 million (the “Third Amendment Term Loans”). On October 27, 2020, the Credit Agreement was further amended to increase the aggregate principal amount of the revolving credit facility by an additional $540.0 million. On November 30, 2020, we borrowed $150.0 million under the revolving credit facility.

In February 2021, we amended the credit agreement to 1) increase the senior secured term loan facility by an aggregate principal amount of $597.8 million (the “Fifth Amendment Term Loans”, and together with the Initial Term Loans, the “Term Loans”), on terms identical to those applicable to the existing Initial Term Loans, the proceeds of which was partially used to repay in full the outstanding principal and accrued and unpaid interest of the Third Amendment Term Loans, totaling $298.2 million, in accordance with the pre-existing
early redemption option in the credit agreement, and 2) increase the aggregate principal amount of the revolving credit facility by an additional $10.0 million, on terms identical to those applicable to the existing revolving credit facility. In connection with this amendment, we paid $0.8 million in fees to KKR Capital Markets LLC, who is affiliated with one of the Company’s principal stockholders. On March 31, 2021, we drew down an additional $250.0 million from the Company’s $600.0 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the Company. Following such draw down we had an aggregate amount of $400.0 million outstanding under the revolving credit facility, which was repaid in full with the net proceeds from the IPO in April 2021. See Note 8, Credit Agreement, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on
Form 10-Q
for additional information.
As of March 31, 2021, our total outstanding indebtedness under the credit agreement was $2.19 billion, consisting of $1.79 billion of outstanding term loans and $400.0 million of outstanding under the revolving credit facility.
Contractual Obligations
In April 2021, we completed two separate transactions to acquire certain mobile game Apps from two foreign-based independent mobile game developers in exchange for an aggregate upfront cash consideration of $300.0 million and potential future earnout payments. With respect to the first transaction, the potential future earn-out payments are contingent on the revenue generated by the acquired game Apps exceeding a certain revenue threshold, which will be measured and payable (if applicable) each year for four years from the date of the transaction. With respect to the second transaction, the potential future earn-out payments will be determined in a manner similar to the first transaction, in addition to a potential one-time earn-out payment of $50.0 million contingent on the achievement of a certain monthly revenue milestone within the four years following the date of the transaction. Because these contingent consideration arrangements are based on the success of relevant Apps and are not guaranteed, we do not expect our results of operations would be materially and adversely affected by the payment of amounts under such arrangements.
In May 2021, we amended a certain agreement with a cloud service provider to increase the aggregate spend commitment from $130.0 million to $300.0 million through May 2026.
With the exception of the transactions described above and except for scheduled payments from the ongoing business, there were no material changes in our commitments under contractual obligations as of December 31, 2020 as disclosed in our final prospectus relating to our initial public offering dated April 14, 2020.
Off-Balance
Sheet Arrangements
As of March 31, 2021, we did not have any
off-balance
sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our final prospectus filed with the SEC on April 7, 2021 (our “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”).

Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form
10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates.
As of March 31, 2021, we had unrestricted cash and cash equivalents of $761.1 million. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of March 31, 2021, we had a debt balance of $2.19 billion. A hypothetical 50 basis point change in interest rates as of March 31, 2021 would not have a material impact on our net income for the three months ended March 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form
10-Q.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(d)
or
15d-15(d)
of the Exchange Act during the period covered by this Quarterly Report on Form
10-Q
that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, financial condition, results of operations, or cash flows. Future litigation may be necessary to defend ourselves and our business partners and to determine the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risk Factor Summary
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among other things:

•	We have a limited operating history, especially with respect to our AppLovin Apps, which makes it difficult to evaluate our current business and future performance and the risks we may encounter.

•	Our results of operations are likely to fluctuate from period-to-period, which could cause the market price of our Class A common stock to decline.

•
The mobile app ecosystem is intensely competitive. If business clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.

•
The mobile app ecosystem is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.

•	The failure to attract new business clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.

•
If we are unable to launch or acquire new Apps and successfully monetize them, or continue to improve the experience and monetization of our existing Apps, our business, financial condition, and results of operations could be adversely affected.

•
If we fail to retain existing users or add new users cost-effectively, or if our users decrease their level of engagement with Apps, our business, financial condition, and results of operations could be adversely affected.

•	We have experienced significant growth through strategic acquisitions and partnerships, and we face risks related to the integration of such acquisitions and the management of such growth.

•	We plan to continue to expand and diversify our operations through strategic acquisitions and partnerships. We face a number of risks related to these transactions.

•
We rely on third-party platforms to distribute our Apps and collect revenue, and if our ability to do so is harmed, or such third-party platforms change their policies in such a way that restricts our business, increases our expenses, or limits the information we derive from our Apps, our business, financial condition, and results of operations could be adversely affected.

•
The multi-class structure of our common stock and the Voting Agreement among the Class B Stockholders have the effect of concentrating voting power with the Class B Stockholders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.

•
We are considered a “controlled company” within the meaning of the Nasdaq corporate governance requirements, and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Risks Related to Our Business and Industry
We have a limited operating history, especially with respect to our AppLovin Apps, which makes it difficult to evaluate our current business and future performance and the risks we may encounter.
Our limited operating history, especially with respect to our AppLovin Apps, which we launched in 2018, may make it difficult to evaluate our current business and our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the mobile app ecosystem, including our ability to:

•	accurately forecast our revenue and plan our operating expenses;

•	attract new and retain existing business clients using AppLovin Software Platform and users of our Apps;

•	successfully compete with current and future competitors, some of whom are also our clients;

•	successfully expand our business in existing markets and enter new markets and geographies;

•	successfully execute strategic acquisitions and partnerships;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;

•	comply with existing and new laws and regulations applicable to our business;

•	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

•	establish and maintain our brand and reputation;

•	adapt to rapidly evolving trends in the ways businesses and consumers interact with technology;

•	effectively manage our rapid growth;

•	avoid interruptions or disruptions in our AppLovin Core Technologies, Software Platform, or Apps; and

•	hire, integrate, and retain key personnel.
Further, because we have limited historical financial data, including limited data regarding the integration of our strategic acquisitions and partnerships, and operate in a rapidly evolving market, any financial planning and forecasting, including predictions about our future revenue and expenses, may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations. If we fail to address the risks and uncertainties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected.
Our results of operations are likely to fluctuate
from period-to-period, which
could cause the market price of our Class A common stock to decline.
Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in
the future for a variety of reasons, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:

•	our ability to maintain and grow our business client and user bases;

•	changes to our Core Technologies, Software Platform, Apps, or other offerings, or the development and introduction of new software or development of new mobile apps by our studios or our competitors;

•
changes to the policies or practices of companies or governmental agencies that determine access to third-party platforms, such as the Apple App Store and the Google Play Store, or to our Software Platform, Apps, website, or the internet generally;

•
changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers (IDFA), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;

•	the diversification and growth of revenue sources beyond our current Software Platform and Apps;

•	the actions of our competitors, both with respect to their own offerings and, to the extent such competitors are also our clients, with respect to their use of our Software Platform;

•
costs and expenses related to the strategic acquisitions and partnerships, including costs related to integrating mobile gaming studios or other companies that we acquire, as well as costs and expenses related to the development of our Core Technologies, Software Platform, or Apps;

•	our ability to achieve or maintain profitability;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or actions by governments or regulators, including fines, orders, or consent decrees;

•	charges associated with impairment of any assets on our balance sheet or changes in our expected estimated useful life of property and equipment and intangible assets;

•	adverse litigation judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;

•	changes in the legislative or regulatory environment, such as with respect to privacy;

•	the overall tax rate for our business, which may be affected by the mix of income we earn in the United States and in jurisdictions with comparatively lower tax rates;

•
the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

•	the application of new or changing financial accounting standards or practices; and

•	changes in regional or global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.
In particular, it is difficult to predict if, when, or how quickly newly-launched software may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Software Platform and consistently and timely launch new Apps. It is difficult for us to predict with certainty when we will expand our Software Platform suite or launch a new App as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our business clients do not adopt our new Software Platform offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or maintain or improve existing Apps, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
The mobile app ecosystem is intensely competitive. If business clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
We face significant competition in the mobile app ecosystem. We offer a suite of solutions for developers to get their mobile apps discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from business clients for fees paid by mobile app advertisers, including developers, that use our Software Platform and from the sale of advertising inventory of our Apps. Advertisers often engage with several advertising platforms and networks to purchase advertisements on mobile apps and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online and mobile businesses that provide ad networks and platforms, mobile apps and games, media, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, Twitter, and Unity Software as well as various private companies. Several of these companies, including Facebook, Google, and Unity Software, are also our partners and Enterprise Clients. Additionally, our studios build many of our Apps using the development kits offered by Unity Software. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our Software Platform or advertise on our Apps.
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard, Tencent, and Zynga, as well as other public and private companies. Many of these companies are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s recently introduced games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
Further, as there are relatively low barriers to entry to develop and publish a mobile app, we expect new competitors to enter the market and existing competitors to allocate more resources towards developing and marketing competing games and apps. Because our mobile games are free to play, our Apps compete primarily on the basis of user experience rather than price. The proliferation of apps makes it difficult for us to differentiate ourselves from our competitors and compete for users and the success of our Apps will depend in part on our Software Platform continuing to provide effective marketing and monetization tools.
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of our users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. In addition, non-game applications
for mobile devices, such as social media and messaging, television, movies, music, dating, and sports, have become increasingly popular, making the overall mobile app ecosystem highly fragmented and making it more difficult for any mobile app to differentiate itself. Our future growth depends in part on the overall health of the mobile app ecosystem and in particular, mobile gaming. Increasing competition could result in decreases in our App users, increased user acquisition costs, lower engagement with our Apps, and loss of key personnel, all of which could adversely affect our business, financial condition, or results of operations.
Some of our current and potential competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us, particularly outside of the United States. Some of our current and potential competitors may have greater resources, more diversified revenue streams, better technological or data analytics capabilities, or stronger brands or competitive positions in certain product segments, geographic regions, or user demographics than we do. If business clients or users prefer our competitors’ products or services over our own, or if our competitors are better able to adapt to changes in the preferences of advertisers or users, regulations, or other developments, our business, financial condition, and results of operations could be adversely affected.
The mobile app ecosystem is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.
Technology changes rapidly in the mobile app ecosystem. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new business clients and users and increase revenue from our current business clients and users, we will need to enhance and improve our Core Technologies, Software Platform, and Apps. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects.
Our business also currently depends in part on the growth and evolution of the internet, especially mobile internet-enabled devices. The number of people using mobile internet-enabled devices has increased rapidly over time, and we expect that this trend will continue. However, the mobile app ecosystem may not grow in the way we anticipate. We must continually anticipate and adapt to emerging technologies to stay competitive. As the technological infrastructure for internet access improves and evolves, consumers will be presented with more opportunities to access apps and play games on a variety of devices and platforms and to experience other leisure activities that may compete with mobile apps. Forecasting the financial impact of these emerging technologies and business models is inherently uncertain and volatile. If we decide to support a new technology or business model in the future, it may require partnering with a new platform, technology, or business partner, which may be on terms that are less favorable to us than those for traditional technologies or business models.

To invest in a new technology or expand our offerings, we must invest financial resources and management attention. We may invest significant resources in a new offering or in a strategic acquisition or partnership, which could prove unsuccessful or prevent us from directing these resources towards other opportunities. We may never recover the often-substantial up-front costs
of developing and marketing emerging technologies or business models, or recover the opportunity cost of diverting management and financial resources. Further, our competitors may adopt an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours or attract more users than ours.
If, on the other hand, we do not continue to enhance our Core Technologies, Software Platform, or Apps, or do not appropriately allocate our resources amongst opportunities, or we otherwise elect not to pursue new business models that achieve significant commercial success, we may face adverse consequences. For example, we do not currently offer our Apps on all devices or all gaming platforms. If the devices on which our Apps are available decline in popularity or become obsolete faster than anticipated, or if new platforms emerge other than those on which our games are offered, we could experience a decline in revenue and in our number of App users, and we may not achieve the anticipated return on our development efforts. It may take significant time and expenditures to shift product development resources to new technologies, and it may be more difficult to compete against existing products incorporating such technologies. If new technologies render mobile devices obsolete or we are unable to successfully adapt to and appropriately allocate our resources amongst current and new technologies, our business, financial condition, and results of operations could be adversely affected.
The failure to attract new business clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue is Business Revenue. We collect Business Revenue from advertisers spending on our Software Platform and Apps. Business Revenue from our Software Platform, which is mostly from AppDiscovery, is generated from our advertisers, typically on a performance-based, cost-per-install basis,
then shared with our advertising publishers, typically on a cost per impression model. Business Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of mobile games. As is common in the mobile app ecosystem and in the advertising industry, our business clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
Business Revenue could also be impacted by a number of other factors, including:

•	our ability to attract and retain business clients;

•	our ability to improve the effectiveness and predictability of our advertising and matching algorithms;

•	our ability to maintain or increase advertiser demand and third-party publisher supply, the quantity, or quality of advertisements shown to users, or our pricing of advertisements;

•	our ability to continue to increase user access to and engagement with our Apps;

•	mobile app changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of advertisements displayed on our Apps;

•	our ability to recruit, train, and retain personnel to support continued growth of our Software Platform;

•	our ability to establish and maintain our brand and reputation;

•	loss of market share to our competitors, including if competitors offer lower priced, more integrated, or otherwise more effective products;

•
the development and success of technologies designed to block the display of advertisements or block our ad measurement tools, which have in the past impacted and may in the future impact our business, or technologies that make it easier for users to opt out of behavioral targeting;

•
the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our Software Platform to advertisers, developers and publishers, or our ability to further improve such tools;

•
government actions or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;

•
changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the GDPR), ePrivacy Directive, the California Consumer Privacy Act (the CCPA), and the Children’s Online Privacy Protection Act (the COPPA);

•
decisions by business clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and

•
the impact of macroeconomic conditions, including the impact of the
COVID-19
pandemic and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.

From time to time, certain of these factors have adversely affected our revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our Software Platform and use of our Apps, which may reduce the prices we receive for our advertisements or cause business clients to stop advertising with us altogether, either of which would adversely affect our business and results of operations. The failure to attract new business clients, loss of business clients, or reduction in spending by business clients could adversely affect our business, financial condition, and results of operations.
If we are unable to launch or acquire new Apps and successfully monetize them, or continue to improve the experience and monetization of our existing Apps, our business, financial condition, and results of operations could be adversely affected.
Our business depends in part on launching or acquiring, and continuing to service, mobile apps that users will download and spend time and money using. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics, and marketing of our Apps. Our development and marketing efforts are focused on improving the experience of our existing Apps, developing new Apps, and successfully monetizing our Apps. Our Apps generate revenue primarily through the sale of advertising, a substantial portion of which comes from other mobile gaming clients, and in-app
purchases (IAPs). For Apps distributed through third-party platforms, we are required to share a portion of the proceeds from in-game sales
with the platform providers, which share may be subject to changes or increases over time. In order to achieve and maintain our profitability, we need to generate sufficient revenue from our existing and new Apps to offset our ongoing development, marketing, and other operating expenses.
Successfully monetizing our Apps is difficult and requires that we deliver user experiences that a sufficient number of users will pay for through IAPs or we are able to otherwise sufficiently monetize our Apps, including by serving in-app advertising.
The success of our Apps depends in part on unpredictable and volatile factors beyond our control including user preferences, competing apps, new third-party platforms, and the availability of other entertainment experiences. If our Apps do not meet user expectations or if they are not brought to market in a timely and effective manner, our business and results of operations could be adversely affected.
In addition, our ability to successfully launch or acquire Apps and their ability to achieve commercial success will depend in part on our ability to:

•	effectively market our Apps to existing and new users;

•	achieve a positive return on investment from our marketing and user acquisition costs or achieve organic user growth;

•
adapt to changing trends, user preferences, new technologies, and new feature sets for mobile and other devices, including determining whether to invest in development for any new technologies, and achieve a positive return on the costs associated with such adaptation;

•
continue to adapt mobile app feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth, and varying processing power and screen sizes;

•	achieve and maintain successful user engagement and effectively monetize our Apps;

•	develop mobile games that can build upon or become franchise games and expand and enhance our mobile games after their initial releases;

•	develop Apps other than mobile games;

•	identify and execute strategic acquisitions and partnerships;

•	attract advertisers to advertise on our Apps;

•	partner with third-party platforms and obtain featuring opportunities;

•	compete successfully against a large and growing number of competitors;

•	accurately forecast the timing and expense of our operations, including mobile app and feature development, marketing, and user acquisition;

•	minimize and quickly resolve bugs or outages;

•	acquire, or invest in, and successfully integrate high quality mobile app companies or technologies; and

•	retain and motivate talented and experienced developers and other key personnel from such acquisitions and investments.
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop and launch new Apps. Even if successful, certain genres of mobile apps, such as casual games, may have a relatively short lifespan. Further, as our Apps expand into additional genres of mobile games or additional categories of mobile apps, we will face risks specific to those genres or categories. For example, in mid-core games,
there is typically a higher upfront investment prior to the launch of a game compared to casual games, which means publishing a new game in that genre will expose us to greater risks as our financial condition and results of operations will be more significantly adversely affected to the extent such a game does not become popular and commercially successful. If we are not successful in launching new mobile games or expanding into other genres of mobile games or categories of mobile apps, our business, financial condition, and results of operations could be adversely affected.
If we fail to retain existing users or add new users cost-effectively, or if our users decrease their level of engagement with Apps, our business, financial condition, and results of operations could be adversely affected.
The size of our user base and the level of user engagement with our Apps are critical to our success. Our results of operations have been and will continue to be significantly determined by our success in acquiring and engaging App users. We expect that the number of our App users may fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. In addition, if people do not perceive our Apps as useful or entertaining, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement, which could harm our revenue. A number of mobile apps that achieved early popularity have since seen their user bases or user engagement levels decline. There is no guarantee that we will not experience a similar erosion of our App users or user engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different Apps. Any number of factors can adversely affect user growth and engagement, including if:

•	users increasingly engage with mobile apps offered by competitors or mobile apps in categories other than those of our Apps;

•
we fail to introduce new Apps or features that users find engaging or that achieve a high level of market acceptance or we introduce new Apps, or make changes to existing Apps that are not favorably received;

•	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of advertisements that we display;

•	users have difficulty installing, updating, or otherwise accessing our Apps as a result of actions by us or third parties;

•	we are unable to continue to develop Apps that work with a variety of mobile operating systems and networks; and

•	questions about the quality of our Apps, our data practices or concerns related to privacy and sharing of personal information and other user data, safety, security, or other factors.
Additionally, we expect it will become increasingly difficult and more expensive for us to acquire users for our Apps for a variety of reasons, including the increasingly competitive nature of the mobile app ecosystem and the significant amount of time and attention users are dedicating to competing entertainment options. Further, we believe that changes that Apple has implemented during the last several years to its platform, particularly the removal of the Top Grossing rankings and decreasing the prominence of the Top Free rankings, may adversely affect the number of organic downloads of our Apps. If our competitors increase their user acquisition spending, we could experience higher costs per an install for our Apps, which would adversely affect our revenue and margins. Furthermore, our spending on user acquisition is based on certain assumptions about their projected behavior, particularly for new Apps for which we do not have similar Apps in our portfolio to aid us in our modeling efforts. If we are unable to grow our user base and increase our user engagement levels, or unable to do so cost effectively, our business, financial condition, and results of operations could be adversely affected.
We have experienced significant growth through strategic acquisitions and partnerships, and we face risks related to the integration of such acquisitions and the management of such growth.

As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies in the past, and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, since 2018, we have invested over $2 billion across more than 18 strategic acquisitions and partnerships, including for the acquisition of PeopleFun, Inc. in the first quarter of 2018, MAX Advertising Systems, Inc. in the third quarter of 2018, SafeDK Mobile Ltd. in July 2019, Machine Zone, Inc. (Machine Zone) in May 2020, and adjust GmbH (Adjust) in April 2021. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments may increase. For instance, our acquisitions of Machine Zone and Adjust were our largest acquisitions to date. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than the Machine Zone and Adjust acquisitions.
Our future success depends in part on our ability to integrate these acquisitions and manage these businesses, partnerships, and transactions effectively. If we are unable to obtain the anticipated benefits or synergies of such acquisitions, or we encounter difficulties integrating acquired businesses with ours, our business, financial condition, and results of operations could be adversely affected.
Challenges and risks from such strategic acquisitions and partnerships include:

•
diversion of our management’s attention in the acquisition and integration process, including oversight over acquired businesses which continue their operations under contingent consideration provisions in acquisition agreements;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future performance;

•
the need to integrate the operations, systems, technologies, products, and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•
the need to implement internal controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices and incident response plans, compliance with privacy and other regulations protecting the rights of clients and users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;

•
the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed generally accepted accounting principles in the United States (GAAP);

•	the implementation of restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies;

•
the fact that we may be required to pay contingent consideration in excess of the initial fair value, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisition;

•
increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, equity, job types, and lines of business globally; and

•
liability for activities of the acquired company before the acquisition, including intellectual property, commercial, and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities.

If we are unable to successfully integrate and manage our acquisitions and strategic partnerships, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.

We plan to continue to expand and diversify our operations through strategic acquisitions and partnerships. We face a number of risks related to these transactions.
We plan to continue to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Machine Zone and Adjust. We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, including our ability to identify suitable targets, increasing competition from other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
Further, completing larger acquisitions or other strategic transactions is significantly riskier in that such transactions require additional consideration and management attention to complete, and could introduce additional exposure to regulatory and compliance risk. To complete these transactions, we may need to spend large amounts of cash, which may not be available to us on acceptable terms, if at all, or issue equity or equity-linked consideration, which may dilute our current stockholders. For example, in connection with our acquisition of Adjust in April 2021, we issued convertible securities that will automatically convert into an aggregate number of shares of our Class A common stock determined by dividing $352.0 million by the volume-weighted average trading price per share of our Class A common stock over any 10 consecutive full trading day period (chosen by the stockholder representative under the share purchase agreement) within 20 trading days commencing with and following April 15, 2021. Further, we generally devote more time and resources towards performing diligence on larger transactions and may be required to devote more resources towards regulatory requirements in connection with such transactions. To the extent that we do not perform sufficient diligence on a larger acquisition or such a transaction does not generate the expected benefits, our business, financial condition, and results of operations will be harmed, and to a greater extent than would occur with a smaller transaction.
Absent such strategic transactions, we would need to undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake such additional efforts on our own, we may need to obtain additional expertise and additional capital, which may not be available to our company on acceptable terms, if at all. If we are unable to do any of the foregoing, we may not be able to develop our Core Technologies, Software Platform, and Apps effectively or achieve our expected product roadmap on a timely basis, which could adversely affect our business, financial condition, and results of operations.
The benefits of a strategic acquisition or partnership may also take considerable time to develop, and we cannot be certain that any particular strategic acquisition or partnership will produce the intended benefits. Further, acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. If we are unable to identify and complete strategic acquisitions or partnerships, our business, financial condition, and results of operations could be adversely affected.
Our strategic acquisitions and partnerships may expose us to tax risks.
From time to time, we have acquired and may acquire companies, assets, businesses, and technologies and we have entered into and may enter into other strategic partnerships and transactions. We face a variety of tax risks related to such transactions, including that we may be required to make tax withholdings in various jurisdictions in connection with such transactions or as part of our continuing operations following a transaction, and that the companies or businesses we acquire may cause us to alter our international tax structure or otherwise create more complexity with respect to tax matters. Additionally, while we typically include indemnification provisions in our definitive agreements related to strategic acquisitions and partnerships, these indemnification provisions may be insufficient in the event that tax liabilities are greater than expected or in areas that are not fully covered by indemnification. If we are unable to adequately predict and address such tax issues as they arise, our business, financial condition, and results of operations could be adversely affected.
We have entered into strategic partnerships with mobile gaming studios, and a failure to maintain such relationships may harm our ability to launch new Apps as well as our brand and reputation.
From time to time, we have entered into strategic partnerships with mobile gaming studios (our Partner Studios). We have historically allowed these Partner Studios to continue their operations with a degree of autonomy. In certain of these transactions, we have bought games from such Partner Studios and entered into development agreements whereby such Partner Studios provide us support in developing and improving games and grant us a right of first refusal with respect to future games. These agreements typically have a fixed term, after which our Partner Studios may choose not to continue working with us. Any deterioration in our relationship with these Partner Studios may harm our ability to monetize the games we purchase and launch future mobile games developed by these Partner Studios and may lead to such Partner Studios choosing not to renew their partnerships with us. Further, if a Partner Studio becomes dissatisfied with us, our brand and reputation may be harmed and we may have more difficulty entering into similar partnerships in the future. Additionally, our international Partner Studios may be located in areas with less certain legal and regulatory regimes or more potential risks, which may increase our costs to maintain such strategic partnership. If we are unable to maintain any of these partnerships, we may be required to invest significant resources in expanding our other studios or entering into agreements with additional mobile gaming studios in order to continue producing the same volume and quality of Apps, and our business, financial condition, and results of operations could be adversely affected.
We rely on third-party platforms to distribute our Apps and collect revenue, and if our ability to do so is harmed, or such third-party platforms change their policies in such a way that restricts our business, increases our expenses, or limits the information we derive from our Apps, our business, financial condition, and results of operations could be adversely affected.
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in June 2020, Apple announced a plan to overhaul IDFA, which anonymously profiles users for targeted advertising, as part of a new proposed application tracking transparency framework that, among other things, would require opt-in
consent for certain types of tracking. The extent of such potential IDFA and transparency changes, and their timing, remains uncertain. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The proposed IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in
or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple has also announced a new application tracking transparency framework that would require opt-in
consent for certain types of tracking. This transparency framework, which began being rolled out in late April 2021, could have an impact on the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.
If we violate, or a distribution platform provider believes we have violated, a distribution platform’s terms of service, or if there is any change or deterioration in our relationship with such distribution provider, that platform provider could limit or discontinue our access to its platform. For example, in August 2020, Apple and Google removed a mobile game developed by one of our competitors from their platforms for violating their standard policies and terms of service. If one of our distribution platform partners were to limit or discontinue the distribution of our Apps on their platform, it could adversely affect our business, financial condition, and results of operations.
We also rely on the continued popularity, user adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app
purchasing functionality. In addition, third-party platforms also impose certain file size limitations, which may limit the ability of users to download some of our larger Apps in over-the-air
updates. Aside from these
over-the-air
file size limitations, a larger game file size could cause users to delete our mobile games once the file size grows beyond the capacity of their devices’ storage limitations or could reduce the number of downloads of these mobile games.
If issues arise with third-party platforms that impact the visibility or availability of our Apps, our users’ ability to access our Apps or our ability to monetize our Apps, or otherwise impact the design or effectiveness of our Software Platform, our business, financial condition, and results of operations could be adversely affected.

Our revenue has been concentrated in various ways and the loss of, or a significant reduction in, any such revenue source, or our failure to successfully expand and diversify our revenue sources could adversely affect our business, financial condition, and results of operations.
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of business clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. I
n the twelve months ended March 31, 2021, tw
o games, Matchington Mansion and Wordscapes, collectively represented approximately 25% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core,
we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
More generally, we face concentration risk in that our Software Platform and Apps operate in the mobile app ecosystem and specifically mobile gaming. As such, our business depends, in part, on the continued health and growth of these app ecosystems. Further, a significant amount of our total revenue is derived through a limited number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook. Because Facebook and Google are also significant partners of Adjust, a deterioration in our or Adjust’s relationship with such companies would have a greater impact on our business, financial condition, and results of operations. If any of these concentrated portions of our revenue are harmed or are lost, our business, financial condition, and results of operations could be adversely affected.
We have experienced recent rapid growth, which may not be indicative of our future growth. We may be unable to effectively manage the growth of our business, which could adversely affect our business, financial condition, and results of operations.
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, while we only launched our Apps in 2018, today, our Apps consist of a globally diversified portfolio of over
200 free-to-play mobile
games across five genres, run by fourteen studios. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies.
Additionally, the growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. Our future success depends in part on our ability to manage this expanded business and to continue to grow both our Software Platform and Apps. If not managed effectively, this growth could result in the over-extension of our management systems and information technology systems and our internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand and reputation and adversely affect our business, financial condition, and results of operations.
Our future growth may involve expansion into new business opportunities, and any efforts to do so that are unsuccessful or are not cost-effective could adversely affect our business, financial condition, and results of operations.
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, as was the case with our Apps. Additionally, our future growth may include expansion into additional genres of mobile games or into other mobile app sectors, which may require significant investment in order to launch and which may not be prove successful. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. We have in the past and may in the future expend significant resources in connection with strategic acquisitions and partnerships to expand into new business opportunities. Even if successful, the growth of any new business opportunity could create significant challenges for our management and operational resources and could require considerable investment. The deployment of significant resources towards a new opportunity that proves unsuccessful, or our inability to choose the correct investment opportunities for our future, could adversely affect our business, financial condition, and results of operations.

Our international operations are subject to increased challenges and risks.
We expect to continue to expand our international operations in the future by opening new offices, entering into strategic partnerships with new international game studios, acquiring companies that may have international operations, and providing our Apps in additional countries and languages. For example, our studios that we own (Owned Studios) and others that we partner with (Partner Studios) are located throughout the world, including in areas with less certain legal and regulatory regimes or more potential risks, such as China and Vietnam. Expanding our international operations may subject us to risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	the diversion of senior management attention;

•	challenges caused by distance, language, and cultural differences;

•	developing and customizing Software Platform and Apps that appeal to the tastes and preferences of users in international markets;

•	the inability to offer certain Software Platform or Apps in certain foreign countries;

•	competition from local mobile app developers with intellectual property rights and significant market share in those markets and with a better understanding of user preferences;

•	utilizing, protecting, defending, and enforcing our intellectual property rights;

•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

•	the inability to extend proprietary rights in our brand, content, or technology into new jurisdictions;

•	implementing alternative payment methods for features and virtual goods in a manner that complies with local laws and practices and protects us from fraud;

•
compliance with applicable foreign laws and regulations, including anti-bribery laws, privacy laws, and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to IAPs in free-to-play
games that are directed toward children 16 and under);

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in certain countries;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws in the United States or the foreign jurisdictions in which we operate;

•	political, economic, and social instability;

•	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, clients, users, advertisers, app developers, and business partners internationally;

•	higher costs associated with doing business internationally, including costs related to local advisors;

•	export or import regulations; and

•	trade and tariff restrictions.
Our ability to successfully gain market acceptance in any particular international market is uncertain and, in the past, we have experienced difficulties and have not been successful in all the countries we have entered. If we are unable to continue to expand internationally or manage the complexity of our global operations successfully, our business, financial condition, and results of operations could be adversely affected.
Our business depends in part on our ability to
increase in-app purchases,
manage the economies in our Apps and respond to changes with respect to in-app purchases,
and any failure to do so could adversely affect our business, financial condition, and results of operations.
Our business and future growth depend in part on our ability to increase the amount of IAPs in our Apps, which requires our studios to effectively design mobile games and other apps that create features and virtual goods for which users will pay. Users make IAPs because of the perceived in-app
value of virtual goods, which is dependent on the relative ease of obtaining an equivalent good by playing our mobile games. The perceived in-app
value of these virtual goods can be impacted by various

actions that we take in the mobile games including offering discounts for virtual goods, giving away virtual goods in promotions, or providing easier non-paid means
to secure these goods. Managing virtual economies is difficult and relies on our assumptions and judgement. Further, changes in user preferences, including with respect to how they interact with mobile apps and general views towards IAPs, could decrease levels of spending on IAPs on our Apps and in the mobile app ecosystem generally. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any disruption in such economies, our reputation may be harmed and our users may be less likely to play our mobile games and to purchase virtual goods from us in the future, which could adversely affect our business, financial condition, and results of operations.
In addition, changes in the policies of Apple, Google, or other third-party platforms, or changes in accounting policies promulgated by the Securities and Exchange Commission (SEC), and national accounting standards bodies affecting software and virtual goods revenue recognition, could further significantly affect the way we report revenue related to IAPs, which could adversely affect our results of operations. Any changes in user, third-party platform, or regulator views towards IAPs, or any inability by us to respond to changing trends with respect to IAPs, could adversely affect our business, financial condition, and results of operations.
We are highly dependent on
our co-founder and
chief executive officer, as well as our senior management team, and our business and growth may be adversely affected if we fail to attract, retain, and motivate key personnel.
Our future success depends in significant part on the continued service of our key management and engineering personnel, including our co-founder, CEO,
and Chairperson, Adam Foroughi. Our ability to compete and grow depends in part on the efforts and talents of these employees and executives, who are important to our vision, strategic direction, culture, products, and technology. We do not have employment agreements, other than offer letters, with Mr. Foroughi or other members of our senior management team, and we do not maintain key-man insurance
for members of our senior management team. The loss of Mr. Foroughi or any other member of our senior management team could cause disruption and adversely affect our business, financial condition, or results of operations.
In addition, our ability to execute our strategy depends in part on our continued ability and the continued ability of our Partner Studios to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game development, product management, engineering, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be particularly challenging during the COVID-19 pandemic.
As part of our global remote working plans, throughout the duration of the COVID-19 pandemic,
we will devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of the COVID-19 pandemic
on our business and employees. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
We have historically hired a number of key personnel and added additional team members working on our Apps through strategic acquisitions and partnerships, and as competition within the mobile app ecosystem for attractive target companies with a skilled employee base persists and increases, we may incur significant expenses and difficulty in continuing this practice. The loss of talented employees with experience in the assets we acquire could result in significant disruptions to our business and the integration of acquired assets and businesses. If we do not succeed in recruiting, retaining, and motivating these key employees, we may not achieve the anticipated results of acquisitions.
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
The mobile app ecosystem is prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Software Platform and Apps involve the collection, storage, processing, and transmission of a large amount of data, including personal information. We also store and implement measures designed to secure the source code for our Software Platform and Apps as they are created. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data, including source code, or user data, including personal information, content, or payment information from users, or information from business clients, could result in the unauthorized loss, modification, disclosure, destruction, or other misuse of such data, which could adversely affect our business and reputation, damage our operations, result in litigation or regulatory enforcement action, and diminish our competitive position. In particular, a breach, whether physical, electronic, or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.

Computer malware, viruses, social engineering (predominantly spear phishing attacks or credential stuffing), and general hacking have become more prevalent in the mobile app ecosystem. These have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause clients or users to lose confidence and trust in our Software Platform or Apps, impair our internal systems and other systems and networks used in our business, or adversely affect our financial condition. Our efforts to protect our data, user data, and information from clients and partners, and to disable undesirable activities on our Software Platform or Apps, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements, may receive or store information provided by us or by our users through mobile or web apps. We provide limited information to such third parties based on the scope of services provided to us. These third parties may misappropriate our information and engage in unauthorized use of it. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed. In such an event, we may have increased costs arising from the restoration or implementation of additional security measures which could adversely affect our business and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we will be able to identify breaches or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents during the COVID-19 pandemic
as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors using the attention placed on the COVID-19 pandemic
as a method for targeting personnel.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we anticipate that we will discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, the scale of activity on our Software Platform, challenges related to our personnel working remotely during the COVID-19 pandemic,
the re-allocation of
resources to other projects, or other factors, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or
offline or instances of spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, and adversely affect our business and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, a number of which also provide a private right of action. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
We anticipate increasing our operating expenses in the future, and we may not be able to achieve or maintain our profitability in any given period. If we cannot achieve or maintain our profitability, our business could be adversely affected.
Although we have been profitable on a GAAP basis and had positive cash flow from operations in certain prior periods, we may not always achieve sufficient revenue or manage our expenses in order to achieve positive cash flow from operations or profitability in any given period. Our operating expenses may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: developing our Software Platform and technology stack, expanding our Software Platform, launching Apps, strategic acquisitions and partnerships, business client and user acquisition spending, international expansion, hiring additional employees, and taking other steps to strengthen and grow our company. We are likely to recognize costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. We also anticipate that the costs of acquiring new business clients and mobile app users, and otherwise marketing our Software Platform and Apps, will continue to rise. Further, we may continue to incur significant costs in connection with strategic acquisitions and partnerships, which costs may increase or become more concentrated to the extent we enter into larger transactions. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all, and which may be dilutive to our stockholders. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses in the future and may not be able to maintain positive cash flow from operations or profitability.
Our Software Platform and Apps, as well as our internal systems, rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business, financial condition, and results of operations.
Our Software Platform and Apps, as well as our internal systems, rely on software and hardware that is highly technical and complex. In addition, our Software Platform and Apps, as well as our internal systems, depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients and users who use our offerings, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product or App launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our Software Platform or the accuracy of data in any such Software Platform, our clients may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions, such as with respect to our Apps using such Software Platform or any future strategic acquisition, that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our clients may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations.
Our business depends in part on our ability to maintain and scale our technical infrastructure, and any significant disruption to our Software Platform or Apps could damage our reputation, result in a potential loss of engagement, and adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain our business clients and users depends in part on the reliable performance of our Software Platform and Apps. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our business clients and users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and revenue growth. Additionally, we rely in part on third-party data centers and cloud hosting infrastructure. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
The COVID-19 pandemic
and responses thereto across the globe have altered how individuals interact with each other and affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations remains uncertain.
The
ongoing COVID-19 pandemic
and resulting social distancing
and shelter-in-place orders
put in place around the world have caused widespread disruption in global economies, productivity, and financial markets and have altered the way in which we conduct our day-to-day business.

The full extent to which
the COVID-19 pandemic
and the various responses thereto impact our business, operations, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic; governmental, business, and individual actions that have been and continue to be taken in response to the pandemic; the effect on our clients; disruptions or restrictions on our employees’ ability to work and travel; the availability and cost to access the capital markets; and interruptions related to our cloud networking and mobile app infrastructure and that impact our business partners, platform providers, clients, and customer service and support providers. As a result of the COVID-19 pandemic,
we have temporarily closed our offices around the world, including our corporate headquarters in Palo Alto, California, and implemented travel restrictions. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges. We will continue to actively monitor the issues raised by the COVID-19 pandemic
and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, users, business partners, and stockholders.
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to the COVID-19 pandemic,
and future government intervention remains uncertain. A weakened global economy may negatively impact our business partners as well as our users’ in-app purchasing
decisions and users’ buying decisions across the globe generally, which could adversely affect advertiser activity. We may experience heightened levels of variability in the pricing of advertising both in terms of user acquisition and as it relates to our Software Platform and Apps. If these conditions result in significant decreased pricing of advertising, the revenue we make from our Software Platform and advertisers paying to display advertisements in our Apps could be adversely affected, particularly if the levels of user engagement in our Apps are not sufficient to offset these declines, and we may experience increased pressure on our overall margins. If we are not able to respond to and manage the direct and indirect impact of the COVID-19 pandemic
on our business, then our business, financial condition, and results of operations could be adversely affected.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture has been critical to our success and will be important for our continued growth. We face a number of challenges that may affect our ability to sustain our corporate culture, including: failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture and values; the increasing size and geographic diversity of our workforce; competitive pressures to move in directions that may divert us from our culture and values; the continued challenges of a rapidly-evolving industry; the increasing need to develop expertise in new areas of business that affect us; a negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and the integration of new personnel and businesses from acquisitions. If we are not able to maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, and results of operations could be adversely affected.
If we do not successfully or cost-effectively invest in, establish, and maintain awareness of the AppLovin brand, our business, financial condition, and results of operations could be adversely affected.
We believe that establishing and maintaining the AppLovin brand is critical to maintaining and creating favorable relationships with, and our ability to attract, new business clients, particularly Enterprise Clients, and key personnel. Increasing awareness of the AppLovin brand will depend largely upon our marketing efforts and our ability to successfully differentiate our Software Platform from the offerings of our competitors. In addition, successfully globalizing and extending our brand requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our Software Platform, our business, financial condition, and results of operations could be adversely affected.
We generally do not have long-term agreements with our business clients.
Our business clients are not required to enter into long-term agreements with us and may choose to stop using our Software Platform at any time. For example, our advertising agreements can be executed in as little as one day and can be terminated for convenience on two days’ notice. In order to continue to grow our Software Platform, we must consistently provide offerings that clients see as valuable and choose to use. If we fail to maintain our relationships with our clients, or if the terms of these relationships become less favorable to us, our results of operations would be harmed. Additionally, as certain of our Enterprise Clients are also our competitors, these clients may choose to invest in their own offerings rather than continue to use our Software Platform. Any failure to maintain our relationships with business clients could adversely affect our business, financial condition, and results of operations.
If our Apps do not meet user expectations, or contain objectionable content, our reputation, business, financial condition, and results of operations could be adversely affected.

Expectations regarding the quality, performance, and integrity of our Apps are high. We must continually adapt to changing user preferences including the popularity of various game categories, style of play, and IAP options. Users may be critical of our Apps, business models, or business practices for a wide variety of reasons, including perceptions about gameplay, fairness, game content, features, or services. Independent industry analysts may publish reviews of our Apps from time to time, as well as those of our competitors, and perception of our Apps in the marketplace may be significantly influenced by these reviews. We have no control over what users or these industry analysts report. If users and industry analysts negatively respond to our Apps or changes that we make to our Apps, or provide negative reviews of our Apps, our reputation, business, financial condition, and results of operations could be adversely affected.
Further, despite reasonable precautions, some users may be offended by certain mobile app content, advertisements displayed in our Apps or by the treatment of other users. For example, if users believe that an advertisement displayed in an App contains objectionable content, we could experience damage to our brand and reputation and users could refuse to play such game and pressure platform providers to remove the App from their platforms. While such content may violate our terms and we may subsequently remove it, our brand and reputation may nonetheless be harmed and our clients may become dissatisfied with our services. Furthermore, steps that we may take in response to such instances, such as temporarily or permanently shutting off access of a user to our Apps, could adversely affect our business and results of operations. Any failure to meet user expectations or provide our Apps without objectionable content could adversely affect our reputation, business, financial condition, and results of operations.
The proliferation of “cheating” programs and scam offers that seek to exploit our mobile games and users may adversely affect game-playing experiences and lead users to stop playing our mobile games. Our failure to maintain a customer support ecosystem may enhance these risks.
Our users rely on our customer support organization to resolve any issues relating to our mobile games. Customer support is important for satisfying user expectations regarding the quality, performance, and integrity of our mobile games. We currently have limited customer support operations, which we recently acquired through Machine Zone. If we do not effectively train, supplement, and manage our customer support organization to assist our users, and if that support organization does not succeed in helping users quickly resolve issues or provide effective ongoing support, we could experience decreased user engagement and harm to our reputation with potential new users.
Additionally, unrelated third parties have developed, and may continue to develop, “cheating” programs that enable users to exploit vulnerabilities in our mobile games, play them in an automated way, collude to alter the intended game play, or obtain unfair advantages over other users who do play fairly. These programs harm the experience of users who play fairly and may disrupt the virtual economies of our mobile games and reduce the demand for certain IAPs. In addition, unrelated third parties have attempted to scam our users with fake offers for virtual goods or other game benefits. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means, such as exploiting vulnerabilities in our mobile games, or may be fraudulent offers. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth.
There can be no assurance that our customer support and other efforts to detect, prevent, or minimize these unauthorized or fraudulent transactions will be successful, that these actions will not increase over time or that our customer support efforts will be successful in resolving user issues. Any failure to maintain adequate customer support or success of third-party cheating programs or scams may negatively affect game-playing experiences and lead users to stop playing our mobile games, which could adversely affect our business, financial condition, and results of operations.
Our business is subject to economic, market, public health, and geopolitical conditions as well as to natural disasters beyond our control.
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. General macro-economic conditions, such as a recession or economic slowdown in the United States or internationally, including those resulting from the COVID-19 pandemic
and geopolitical issues, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Uncertain economic conditions may also adversely affect our business clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our Apps, changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

Additionally, our principal offices are located in the San Francisco Bay Area, an area known for earthquakes and susceptible to fires, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, earthquakes, fires, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic),
and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.
Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection, advertising, tracking, targeting, and protection of minors, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could adversely affect our business, financial condition, and results of operations.
We receive, store, and process personal information and other user data, and we enable our users to share their personal information with each other and with third parties, including within our Apps. There are numerous federal, state, and local laws around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, deletion, and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy
Shield as well as certain standard contractual clauses approved by the EU Commission (the SCCs); however, both the EU-U.S. Privacy
Shield and the EU Model Clauses have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the
 Schrems II
 case that
the E.U.-U.S. Privacy
Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. EU regulators since have issued additional guidance regarding these additional requirements that we and other companies must consider and undertake when using the SCCs. We are in the process of assessing this decision and related guidance and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. This decision imposes restrictions on the ability to transfer personal data from the European Union and Switzerland to the United States, and with the exit of the United Kingdom from the EU, we and other companies face additional restrictions on transfers of personal data from the United Kingdom. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area and the United Kingdom to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area and the United Kingdom to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the European Economic Area and the United Kingdom to the United States. We and our clients may face a risk of enforcement actions by data protection authorities in the European Economic Area and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Any of these developments may have an adverse effect on our business.
Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020, with implementing regulations taking effect August 14, 2020, and which created new privacy rights for users residing in the state. The California Privacy Rights Act was approved by California voters in November 2020 and will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. There is also increased attention being given to the collection of data from minors. For instance, COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with the GDPR, CCPA, COPPA, and similar legal requirements, such as Law no. 13.709/2018 of Brazil, the
 Lei Geral de Proteção de Dados Pessoais
, has required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors.

Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children under the age of thirteen, has increased in recent years. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent. The CCPA requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. Although we take reasonable efforts to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA, or other laws relating to children’s privacy.
All of our mobile games are subject to our privacy policy and our terms of service located in application storefronts, within our mobile games, and on our corporate website. We generally comply with industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations, or industry codes of conduct may be passed, or existing laws, policies, legal obligations, or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with laws and regulations concerning privacy, information security, data protection, consumer protection, and protection of minors; our privacy policy and terms of service; our or other privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws in the United States and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, and privacy, competition, taxation, intellectual property, money transmission, money laundering, investment screening, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Software Platform grows and evolves and our Software Platform and our Apps are used in a greater number of countries, we may also become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.
With respect to our Apps, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as content that depicts violence, the social casino game genre, or loot boxes, many of which are ambiguous or still evolving and could be interpreted in ways that could adversely affect our business or expose us to liability. Some state attorney generals as well as other international regulatory bodies have brought and may continue to bring legal actions against social casino app developers and the third-party distribution platforms for such apps. Further, several jurisdictions have been regulating and continue to regulate the use of loot boxes in mobile games. Loot boxes are a commonly used monetization technique in free-to-play mobile
games in which a user can acquire a virtual loot box, typically through mobile game play or by using virtual goods, but the user does not know which virtual good(s) he or she will receive (which may be a common, rare, or extremely rare item, and may be a duplicate of an item the user already has in his or her inventory) until the loot box is opened. The user will always receive one or more virtual goods when he or she opens the loot box, but the user does not know exactly which item(s) until the loot box is opened. In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain games by other companies that they reviewed constituted illegal gambling under each country’s laws. Further, the Federal Trade Commission (the FTC) has examined consumer protection issues related to loot boxes and various other jurisdictions, including certain U.S. states, Australia, and the United Kingdom are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Additionally, in May 2019, a bill was introduced to the Senate that would prohibit loot boxes and pay-to-win micro-transactions
in “minor oriented” games. In some of our mobile games, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states, or other international jurisdictions could require that these game mechanics be modified or removed from games or that such apps be changed entirely, both of which could increase the costs of operating our mobile games, impact user engagement and monetization, or otherwise adversely affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics or genres. Further, laws or regulations may vary significantly across jurisdictions.
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the mobile app ecosystem, including user privacy, advertising, communications, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of IAPs, labeling of free-to-play mobile
games, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover our mobile games and the virtual currency, goods, or payments that we receive. If that were to occur we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the mobile app ecosystem. Any costs incurred as a result of adapting to laws and regulations, or as a result of liability in connection therewith, could adversely affect our business, financial condition, and results of operations.
We are subject to the Foreign Corrupt Practices Act, and similar anti-corruption and anti-bribery laws, and non-compliance with
such laws could subject us to criminal penalties or significant fines and adversely affect our business and reputation.
We are subject to the Foreign Corrupt Practices Act (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-corruption and anti-bribery laws applicable in the jurisdictions in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies, their employees, and third party business partners, representatives, and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we continue to expand our business internationally, our risks under these laws increase.
We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees, third-party business partners, representatives, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees, third-party business partners, representatives, and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Any violation of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or disbarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement of profits, other sanctions and remedial measures, and prohibitions on the conduct of our business, any of which could adversely affect our reputation, business, financial condition, and results of operations.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we violate the controls.
Our Core Technologies, Software Platform, and Apps may be subject to U.S. export controls. Exports of our products and the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report, as applicable.
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the shipment of most technologies to embargoed jurisdictions or sanctioned parties without the required export authorizations. If we need to obtain any necessary export license or other authorization for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.

We take precautions to prevent our products and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws, including implementation of IP address blocking and sanctioned person screening, and are in the process of further enhancing our policies and procedures relating to export control and sanctions compliance. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. If we are found to be in violation of U.S. sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses
or permits, it can result in significant penalties and government investigations, as well as reputational harm and loss of business. Knowing and willful violations can result in possible incarcerations for responsible employees and managers.
In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes in our Core Technologies, Software Platform, or Apps, or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology.
Our growth strategy includes further expanding our operations and client and user base in international markets and acquiring companies that may operate in countries where we do not already do business. Such acquisitions may subject us to additional or expanded export regulations. Further, any change in export or import regulations or controls, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential clients with global operations. Any decreased use of our products or limitation on our ability to export or sell our products in major international markets could adversely affect our business, financial condition, and results of operations.
Changes in tax laws or tax rulings could adversely affect our effective tax rates, business, financial condition, and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic)
or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes
(such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the 2017 Tax Act). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed
repatriation tax on certain post-1986 foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property and the valuation of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure and intercompany agreements, including through acquisitions, could impact our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.
In addition, we are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for (benefit from) taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax
charges, higher effective tax rates, reduced cash flows and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.
We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in
 South Dakota v. Wayfair, Inc.
 that states could impose sales tax collection obligations
on out-of-state sellers
even if those sellers lack any physical presence within the states imposing the sales taxes. Under the
 Wayfair
 decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the
 Wayfair
 decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers.
The Supreme Court’s
 Wayfair
 decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers
on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
If we are found liable for content that is distributed through or advertising that is served through our Software Platform or Apps, our business could be adversely affected.
As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties, or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the DMCA) is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. Similarly, Section 230 of the Communications Decency Act (Section 230) protects online distribution platforms, such as ours, from actions taken under various laws that might otherwise impose liability on the platform provider for what content creators develop or the actions they take or inspire.
However, the DMCA, Section 230, and similar statutes and doctrines that we may rely on in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. Future regulatory or legislative changes may ultimately require us to take a more active approach towards content moderation, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our revenue. Moreover, the DMCA and Section 230 provide protections primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be adversely affected. If we become liable for these types of claims as a result of the content that is included in our Apps or the advertisements that are served through our Software Platform, then our business may be adversely affected. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could adversely affect our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.
In addition, regardless of any legal protections that may limit our liability for the actions of third parties, we may incur significant legal expenses and other costs if copyright holders assert claims, or commence litigation, alleging copyright infringement against our third-party developers. While we prohibit mobile apps without distribution rights from the copyright holder, and we maintain processes and systems for the reporting and removal of infringing mobile apps, such prohibitions, processes, and systems may not always be successful. If other developers, licensees, platform providers, business partners, and personnel are influenced by the existence of types of claims or proceedings and are deterred from working with us as a consequence, our ability to maintain or expand our business, including through international expansion plans, could be adversely affected.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the rules and regulations of the SEC and the Nasdaq listing standards. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting, and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. We expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. As a public company, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
As a result of disclosure of information in our public filings with the SEC as required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and our board of directors and adversely affect our business, financial condition, and results of operations.
Legal or regulatory proceedings and settlements could cause us to incur additional expenses or otherwise adversely affect our business, financial condition, and results of operations.
We are involved in or may become involved in claims, suits, government investigations, including formal and informal inquiries from government authorities and regulators, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection, or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, and other matters. We may become the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same.
Any such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal or regulatory proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel attention, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial costs, civil and criminal liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products or services, or requiring a change in our business practices, products or technologies, which could adversely affect our reputation, business, financial condition, and results of operations.
Risks Related to Our Intellectual Property
Many of our products and services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could adversely affect our business, financial condition, and results of operations.
We use open source software in our Core Technologies, Software Platform, and Apps and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate continuing to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, under some open source licenses, if we combine our proprietary software with open source software in a certain manner, third parties may claim ownership of, a license to, or demand release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code. Such third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them
to avoid infringement.
This re-engineering process
could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, and results of operations.
Our ability to acquire and maintain licenses to intellectual property may affect our business, financial condition, and results of operations. Competition for these licenses may make them more expensive and increase our costs.
While most of the intellectual property we use in our Core Technologies, Software Platform, and Apps is created by us, from time to time, we also acquire rights to third-party intellectual property. Proprietary licenses may limit our use of intellectual property to specific uses and for specific time periods, require time and attention of licensors in providing guidance and related approvals, and include other contractual obligations with which we must comply. Additionally, competition for these licenses is intense and often results in increased advances, minimum payment guarantees, and royalties to the licensor, and as such we may be unable to identify suitable licensing targets or complete licensing arrangements. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our business and results of operations could be adversely affected. Further, if the mix of IAPs shifts toward mobile games in which we use licensed intellectual property or if we develop additional Apps that require licensing of third-party intellectual property, our overall margins may be reduced due to royalty obligations.
In addition, many of our Apps are built on proprietary source code of third parties, such as Unity Software. Unity Software offers certain solutions that may compete with our offerings. If we are unable to renew licenses to proprietary source code underlying our mobile games, or the terms and conditions of these licenses change at the time of renewal, our business, financial condition, and results of operations could be adversely affected. We rely on third parties, including Unity Software, to maintain versions of their proprietary engines that allow us to distribute our mobile games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business, financial condition, and results of operations could be adversely affected.
Failure to protect or enforce our proprietary and intellectual property rights or the costs involved in such enforcement could adversely affect our business, financial condition, and results of operations.
We regard our Core Technologies, Software Platform, and Apps and related source code as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark, and trade secret laws and employee and third-party non-disclosure agreements,
to protect our proprietary rights. We view the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions and business practices. We also enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and business practices may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.
We own or license, and pursue the registration of, copyrights, trademarks, service marks, domain names, and patents in the United States and in certain locations outside the United States. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works.
We are aware that some unauthorized copying of our Apps occurs, and if a significantly greater amount of unauthorized copying of our Apps were to occur, it could adversely affect our business. In addition, even if authorized copying of our Apps occurs, third-party platforms may not remove infringing material. We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.
We are, and may in the future be, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.
From time to time, we have faced, and we may face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors, non-practicing entities
and former employers of our personnel. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to alter our Software Platform or Apps, in a particular geographic region or worldwide, pay royalties or significant settlement costs, purchase licenses, or develop substitutes.

In certain of our agreements we also indemnify our licensees and other business partners. We may incur significant expenses defending these business partners if they are sued for intellectual property infringement based on allegations related to our technology. If a business partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because our Core Technologies, Software Platform, and Apps often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against one of our mobile games or other products and services in question, even if the claim does not pertain to our technology.
Risks Related to Financial and Accounting Matters
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable Nasdaq listing standards. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of controls and we may discover deficiencies. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely cause the market price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. Prior to our initial public offering, we were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form
10-K.
Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form
10-K.
At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial condition, and results of operations and could cause the market price of our Class A common stock to decline.
Our results of operations could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
Our reported results of operations are impacted by the accounting standards promulgated by the SEC and accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. A change in accounting standards could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. The frequency of accounting standards changes could accelerate, including conversion to unified international accounting standards. Accounting standards affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue. Any future changes to accounting standards may cause our results of operations to fluctuate. For example, if the accounting standards for revenue derived from free-to-play
mobile games were to change, particularly with respect to revenue generated from digital storefronts, our results of operations could be adversely affected.
Further, although we believe our estimates are reasonable based on available user information, we may revise such estimates in the future in the event our users’ average playing period changes. Any adjustments arising from changes in the estimates of the lives of these virtual goods would be applied to the current quarter and prospectively on the basis that such changes are caused by new information indicating a change in the user behavior patterns of our users. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards could adversely our results of operations.
We rely on assumptions, estimates and unaudited financial information to calculate certain of our key metrics and other figures that we disclose, and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.
Certain of the metrics that we disclose are calculated using internal company data that has not been independently verified, data from third-party attribution partners, or unaudited financial information of companies that we have acquired or partnered with. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our worldwide client base and user base. Additionally, certain figures that we disclose relating to our strategic acquisitions and partnerships are based on unaudited financial information that has been prepared by the management of such companies and has not been independently reviewed or audited. We cannot assure you that such financial information would not be materially different if such information was independently reviewed or audited. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could harm our reputation and adversely affect our business.
Conversion of key internal systems and processes, particularly our enterprise resource planning system, and problems with the design, implementation, or operation of these systems and processes could interfere with, and therefore adversely affect, our business and operations.
We converted certain key internal business systems and processes, including our enterprise resource planning system, to a cloud-based system. We have invested, and will continue to invest, significant capital and human resources in the design, implementation, and operation of these business systems and processes. Any problems in the functioning of these systems or processes, particularly any that impact our operations, could adversely affect our ability to process payments, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business and could adversely affect our business, financial condition, and results of operations.
We may be required to record a significant charge to earnings if our goodwill becomes impaired.
We are required under GAAP to review our goodwill for impairment at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating a requirement to reevaluate whether our goodwill continues to be recoverable, include a significant decline in the market price of our Class A common stock and our market capitalization, slower growth rates in our industry, or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.
We have substantial indebtedness under our senior secured credit facilities and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, which are scheduled to mature in 2025. As of March 31, 2021, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $2.19 billion, consisting of $1.79 billion in aggregate principal amount of term loans and $400.0 million in aggregate principal amount of borrowings under our revolving credit facility. Subsequent to March 31, 2021, we repaid in full our borrowings under our revolving credit facility. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

Our indebtedness could adversely impact us. For example, these obligations could among other things:

•	make it difficult for us to pay other obligations;

•	increase our cost of borrowing;

•
make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, strategic acquisitions and partnerships, debt service requirements, or other purposes;

•	restrict us from making strategic acquisitions and partnerships or cause us to make divestitures or similar transactions;

•	adversely affect our liquidity and result in a material adverse effect on our financial condition upon repayment of the indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;

•	increase our vulnerability to adverse and economic conditions;

•	increase our exposure to interest rate risk from variable rate indebtedness;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	limit our flexibility in planning for and reacting to changes in our business.
In addition, from time to time we have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our credit facility, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.
Our credit agreement also imposes restrictions on us and requires us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. A breach of any of the covenants in the credit agreement governing our credit facilities could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. In addition, we have granted a security interest in a significant portion of our assets to secure our obligations under our credit facility. During the existence of an event of default under our credit agreement, the applicable lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under the credit facility. The acceleration of the indebtedness under our credit agreement or under any other indebtedness could have a material and adverse effect on our business, financial condition, and results of operations.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures, and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness, or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.
If we are unable to repay or otherwise refinance our indebtedness when due, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facility or the exercise by the applicable lenders of their rights under the security documents could have a material and adverse effect on our business.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop our Software Platform and Software Platform, enhance our existing Apps and develop new Apps and features, improve our operating infrastructure, or enter into strategic acquisitions and partnerships. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our credit agreement, which provides for a term loan and revolving credit facility, contains financial covenants with which we must comply. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations could be adversely affected.
The London Interbank Offered Rate calculation method may change and LIBOR is expected to be phased out after 2021.
Interest on our term loan and revolving credit facility, which are scheduled to mature in 2025, may be calculated based on the London Interbank Offered Rate (LIBOR). On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such renegotiated credit facility or such other indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
Risks Related to Ownership of Our Class A Common Stock and Governance
The multi-class structure of our common stock and the Voting Agreement among the Class B Stockholders have the effect of concentrating voting power with the Class B Stockholders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder,
CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) together hold all of the issued and outstanding shares of our Class B common stock. As of April 19, 2021, the closing date of our initial public offering, the Class B Stockholders collectively held approximately 93.4% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule
13d-3(d)(1)
under the Exchange Act. The Class B Stockholders have entered into a voting agreement (the Voting Agreement) whereby all Class B common stock held by the Class B Stockholders and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali (one of which must be Mr. Foroughi). As a result, the Class B Stockholders, in particular, Mr. Foroughi, Mr. Chen, and KKR Denali, will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Class B Stockholders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning, transfers among KKR affiliates, or other transfers among the Class B Stockholders. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon certain events specified in our amended and restated certificate of incorporation.
In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.
We are considered a “controlled company” within the meaning of the Nasdaq corporate governance requirements, and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement among the Class B Stockholders, the Class B Stockholders collectively hold greater than a majority of the voting power of our outstanding capital stock and the Class B Stockholders have the authority to vote the shares of all Class B common stock, subject to the terms of the Voting Agreement, at their discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the Nasdaq corporate governance requirements. Under these corporate governance requirements, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•
the requirement that we have a nominating/corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We currently utilize, and intend to continue to utilize, certain of these exemptions. As a result, we do not have a majority of independent directors and our compensation committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements. In the event that we cease to be a “controlled company” and our Class A common stock continues to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transaction periods.
We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote
and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The market price of our Class A common stock could be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the
COVID-19
pandemic;

•	volatility in the market and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;

•	rumors and market speculation involving us or other companies in our industry;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	actual or perceived significant data breaches involving our Software Platform or Apps;

•	the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	third-party data published about us or other mobile gaming companies, whether or not such data accurately reflects actual levels of usage;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	fluctuations in the trading volume of shares of our Class A common stock or the size of our public float;

•	short selling of our Class A common stock or related derivative securities;

•	actual or anticipated changes or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	our issuance of shares of our Class A common stock;

•	litigation or regulatory action involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	major catastrophic events in our domestic and foreign markets;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the market price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or results of operations. The market price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our Class A common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. Such litigation could adversely affect our business, financial condition, and results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
You should not rely on an investment in our Class A common stock to provide dividend income. We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, our credit agreement contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of dividends that may be declared or paid on our Class A common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and applicable contractual restrictions. As a result, stockholders should rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.
A substantial portion of the outstanding shares of our Class A common stock is restricted from immediate resale, but may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future and the perception that these sales could occur may also depress the market price of our Class A common stock.
All of our directors and executive officers, and the holders of substantially all of our outstanding equity securities have entered into market standoff agreements with us or have entered into lock-up
agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our stock during the period ending 180 days after the date of the final prospectus (the lock-up
period) relating to our initial public offering (the Prospectus), dated April 14, 2021 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act); provided that:

•
up to 15% of the shares of common stock (including shares issuable upon exercise of vested options) held as of the date of the Prospectus by current and former employees (as such term is defined for purposes of Form
S-8),
but excluding current executive officers and directors, subject to the lock-up
agreements were not restricted by
lock-up
agreements and could be sold at the commencement of trading on April 15, 2021, the first trading day on which our Class A common stock was traded on the Nasdaq Global Select Market (the First Trading Day Release); and

•
up to 20% of the shares held as of the date of the Prospectus (including shares issuable upon the exercise of options that are scheduled to be vested as of the date that is 90 days thereafter provided, however, the lock-up
signatory continues to be a service provider to us through such date) subject to the lock-up
agreements may be sold at the commencement of trading on the second trading day after we announce earnings for our second quarter of 2021 (the Earnings-Related Release). The Earnings-Related Release will not occur unless we have announced the date of our earnings announcement, either through a major news service or on a Form
8-K,
at least five trading days in advance of the date of such earnings announcement. This Earnings-Related Release will not apply to shares owned by any limited liability company, partnership, corporation, trust, or other entity (including, without limitation, any investment fund), unless all of the equity interests and other economic interests in such entity are owned exclusively by lock-up
signatory and immediate family members of such
lock-up
signatory.

To the extent not released on the First Trading Day Release or Earnings-Related Release described above, pursuant to the lock-up
agreements, if (i) at least 120 days have elapsed since the date of the Prospectus, and (ii) the lock-up
period is scheduled to end during or within five trading days prior to a regularly-scheduled blackout period under our insider trading policy, the lock-up
period will end 10 trading days prior to the commencement of such blackout period (the Blackout-Related Release); provided that in the event the lock-up
period will end during such period, we will notify the representatives of the date of the impending Blackout-Related Release promptly upon our determination of the date of the Blackout-Related Release and in any event at least seven trading days in advance of the date of the Blackout-Related Release, and will announce the date of the expected Blackout-Related Release through a major news service, or on a Form
8-K,
at least two trading days in advance of the Blackout-Related Release.
If not earlier released, all of our outstanding shares of Class A common stock, other than those sold in our initial public offering which are freely tradable, will become eligible for sale upon expiration of the lock-up
period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

Following the expiration of the
lock-up
period, certain stockholders will be entitled, under our investors’ rights agreement, to certain demand registration rights. Holders of shares of our Class A common stock issued upon conversion of the convertible securities issued in connection with our acquisition of Adjust are also be entitled to these rights with respect to such shares. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans and a registration statement to register shares of Class A common stock issued pursuant to our 2011 Equity Incentive Plan for resale in connection with the First Trading Day Release. As a result, subject to the satisfaction of applicable exercise periods and compliance with the market standoff agreements and lock-up agreements
referred to above, the registered shares, including those issued upon exercise of outstanding stock options, will be available for immediate resale in the United States in the open market.
Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1,500,000,000 shares of Class A common stock, up to 150,000,000 shares of Class C common stock, and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. For example, in connection with our acquisition of Adjust in April 2021, we issued convertible securities that automatically convert into an aggregate number of shares of our Class A common stock determined by dividing $352.0 million by the volume-weighted average trading price per share of our Class A common stock over any 10 consecutive full trading day period (chosen by the stockholder representative under the share purchase agreement) within 20 trading days commencing with and following April 15, 2021. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
Our multi-class stock structure, the Voting Agreement, and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•
our multi-class common stock structure and the Voting Agreement, which provide the Class B Stockholders with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;

•	vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•	a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors, our Chief Executive Officer, or our President;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•	our amended and restated certificate of incorporation does not provide for cumulative voting;

•	our amended and restated certificate of incorporation allows stockholders to remove directors only for cause;

•
our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors, without further action by our stockholders;

•
after the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the Voting Threshold Date), our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter; and

•	certain litigation against us may only be brought in Delaware.
These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the market price of our Class A common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants, and provided that this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From January 1, 2021 through March 31, 2021, we granted to our employees, consultants, and other service providers options to purchase an aggregate of 254,200 shares of our Class A common stock under our 2011 Equity Incentive Plan at an exercise price of $27.03.
From January 1, 2021 through March 31, 2021, we issued and sold to our employees, consultants, and other service providers an aggregate of 1,232,156 shares of Class A common stock upon the exercise of options issued under our 2011 Equity Incentive Plan at exercise prices ranging from $1.67 to $27.03, for an aggregate exercise price of $9.4 million.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On April 19, 2019, we exchanged a total of 150,307,622 shares of Class A common stock held by Adam Foroughi, our co-founder,
Chief Executive Officer, and the Chairperson of our board of directors; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; KKR Denali Holdings L.P.; and certain affiliated trusts and entities for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Use of Proceeds
On April 19, 2021, after the quarter end, we completed our initial public offering (IPO), in which we sold 22,500,000 shares of our Class A common stock and KKR Denali Holdings L.P. sold 2,500,000 shares of Class A common stock at a price to the public of $80.00 per share. We received aggregate net proceeds of $1.75 billion, net of underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements.
We utilized approximately $400.0 million of the net proceeds from our IPO to repay the entire outstanding amount under our revolving credit facility. We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO to enter into strategic acquisitions and partnerships. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee
directors pursuant to our director compensation policy.
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on April 15, 2021, pursuant to Rule 424(b) of the Securities Act.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.

3.2	Amended and Restated Bylaws of the registrant.	S-1/A	333-253800	3.4	March 22, 2021

4.1	Form of Class A common stock of the registrant.	S-1	333-253800	4.1	March 2, 2021

4.2	Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 15, 2018, as amended.	S-1/A	333-253800	4.2	March 22, 2021

4.3	Form of Warrant to Purchase Class A Common Stock.	S-1	333-253800	4.3	March 2, 2021

4.4	Convertible Security for Class A Common Stock, dated as of November 18, 2020.	S-1	333-253800	4.4	March 2, 2021

4.5	Form of Convertible Security for Class A Common Stock issued in connection with the Amended and Restated Share Purchase Agreement dated as of March 12, 2021, as amended on March 30, 2021, by and between the registrant, Applovin Active Holdings, LLC, Adjust GmbH, the shareholders of Adjust GmbH, and Spree Eternity GmbH.	S-1/A	333-253800	4.5	April 7, 2021

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-253800	10.1	March 2, 2021

10.2	Applovin Corporation 2011 Equity Incentive Plan and related form agreements.	S-1	333-253800	10.2	March 2, 2021

10.3	AppLovin Corporation 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-253800	10.3	March 22, 2021

10.4	AppLovin Corporation 2021 Executive Incentive Compensation Plan.	S-1/A	333-253800	10.4	March 22, 2021

10.5	AppLovin Corporation 2021 Employee Stock Purchase Plan and related form agreements. AppLovin Corporation 2021 Partner Studio Incentive Plan and related form agreements.	S-1/A	333-253800	10.5	March 22, 2021

10.6	AppLovin Corporation 2021 Partner Studio Incentive Plan and related form agreements.	S-1/A	333-253800	10.6	March 22, 2021

10.7	Applovin Corporation Outside Director Compensation Policy.	S-1	333-253800	10.6	March 2, 2021

10.8	Executive Change in Control and Severance Plan and Summary Plan Description.	S-1/A	333-253800	10.8	March 22, 2021

10.9	Form of Confirmatory Employment Letter between the registrant and each of its executive officers.	S-1	333-253800	10.7	March 2, 2021

10.10	Amended and Restated Sublease, by and between 1050 Page Mill Road Property, LLC and Applovin Corporation, dated as of February 18, 2021.	S-1	333-253800	10.8	March 2, 2021

10.16	Amendment No. 5 to Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated February 12, 2021.	S-1/A	333-253800	10.16	March 22, 2021

10.17	Exchange Agreement between the registrant and each of Adam Foroughi, Herald Chen, KKR Denali Holdings L.P., and certain related entities, dated March 16, 2021.	S-1/A	333-253800	10.17	March 22, 2021

10.18	Equity Exchange Agreement between the registrant and Herald Chen, dated March 16, 2021.	S-1/A	333-253800	10.18	March 22, 2021

10.19	Director Nominations Agreement between the registrant and KKR Denali Holdings L.P., dated March 16, 2021.	S-1/A	333-253800	10.19	March 22, 2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form
10-Q
	for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form
10-Q
are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of AppLovin Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form
10-Q,
irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLOVIN CORPORATION

Date: May 14, 2021	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)