Form 10-Q
period 2021-06-30
Applovin Corp
filed 2021-08-13
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
(800) 839-9646
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00003 per share	APP	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a  non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in  Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2021, the number of shares of the registrant’s Class A common stock outstanding was 224,542,213 and the number of shares of the registrant’s Class B common stock outstanding was 147,807,622.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, and operating expenses, and our ability to achieve or maintain future profitability;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•the demand for our Software Platform and Apps;
•our ability to attract and retain business clients and users;
•our ability to develop new products, features, and enhancements for our Core Technologies and Software Platform and to launch or acquire new Apps and successfully monetize them;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic acquisitions and partnerships;
•our ability to maintain the security and availability of our Core Technologies, Software Platform, and Apps;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•our ability to manage risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to attract and retain employees and key personnel;
•our ability to maintain, protect and enhance our intellectual property; and
•the increased expenses associated with being a public company.
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,183,743	$317,235
Accounts receivable, net	383,133	296,964
Prepaid expenses and other current assets	149,969	48,795
Total current assets	1,716,845	662,994
Property and equipment, net	62,986	28,587
Operating lease right-of-use assets	80,092	84,336
Goodwill	1,016,074	249,773
Intangible assets, net	1,675,669	1,086,332
Other assets	47,905	42,571
Total assets	$4,599,571	$2,154,593
Liabilities, redeemable noncontrolling interest, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$192,658	$147,275
Accrued liabilities	130,485	95,057
Licensed asset obligation	17,856	18,760
Short-term debt	18,310	15,210
Deferred revenue	90,054	86,886
Operating lease liabilities	24,536	22,206
Deferred acquisition costs, current	129,280	212,658
Total current liabilities	603,179	598,052
Non-current liabilities:
Long-term debt	1,733,676	1,583,990
Operating lease liabilities, noncurrent	65,371	71,755
Other non-current liabilities	199,708	59,032
Total liabilities	2,601,934	2,312,829
Commitments and Contingencies (Note 5)
Redeemable noncontrolling interest	196	309
Stockholders’ equity (deficit):
Convertible preferred stock, 100,000,000 and 109,090,908 shares authorized, nil and 109,090,908 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	399,589
Class A, Class B and Class F common stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class F nil) and 429,600,000 (Class A 386,400,000, Class B nil, Class F 43,200,000) shares authorized, 372,165,319 (Class A 224,357,697, Class B 147,807,622, Class F nil) and 226,364,401 (Class A 183,800,251, Class B nil, Class F 42,564,150) shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	11	7
Additional paid-in capital	3,015,233	453,655
Accumulated other comprehensive income (loss)	(9,305)	604
Accumulated deficit	(1,008,498)	(1,012,400)
Total stockholders’ equity (deficit)	1,997,441	(158,545)
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity (deficit)	$4,599,571	$2,154,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$668,806	$299,331	$1,272,683	$559,509
Costs and expenses:
Cost of revenue	245,853	118,051	468,914	194,504
Sales and marketing	265,463	135,319	530,976	263,986
Research and development	77,462	29,702	138,338	48,814
General and administrative	45,050	15,170	88,012	25,980
Lease modification and abandonment of leasehold improvements	—	7,851	—	7,851
Total costs and expenses	633,828	306,093	1,226,240	541,135
Income (loss) from operations	34,978	(6,762)	46,443	18,374
Other income (expense):
Interest expense and loss on settlement of debt	(19,030)	(18,809)	(54,040)	(37,438)
Other income (expense), net	(1,570)	3,157	8,220	4,178
Total other income (expense)	(20,600)	(15,652)	(45,820)	(33,260)
Income (loss) before income taxes	14,378	(22,414)	623	(14,886)
Provision for (benefit from) income taxes	14	(703)	(3,166)	2,161
Net income (loss)	14,364	(21,711)	3,789	(17,047)
Add: Net loss attributable to noncontrolling interest	59	320	113	320
Net income (loss) attributable to AppLovin	14,423	(21,391)	3,902	(16,727)
Less: Net income attributable to participating securities	(1,128)	—	(807)	—
Net income (loss) attributable to common stock—Basic	13,295	(21,391)	3,095	(16,727)
Net income (loss) attributable to common stock—Diluted	$13,349	$(21,391)	$3,137	$(16,727)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.10)	$0.01	$(0.08)
Diluted	$0.04	$(0.10)	$0.01	$(0.08)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	335,619,207	213,440,147	279,326,624	212,169,247
Diluted	353,857,814	213,440,147	298,506,265	212,169,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$14,364	$(21,711)	$3,789	$(17,047)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax effect of $2.6 million for the three and six months ended June 30, 2021	(9,188)	96	(9,909)	60
Interest rate swap gain, net of tax effect of $0.4 million and $1.0 million for the three and six months ended June 30, 2020	—	2,455	—	588
Total other comprehensive income (loss)	(9,188)	2,551	(9,909)	648
Add: Net loss attributable to noncontrolling interest	59	320	113	320
Total comprehensive income (loss) attributable to Applovin	$5,235	$(18,840)	$(6,007)	$(16,079)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2020	$309	109,090,908	$399,589	226,364,401	$7	$453,655	$604	$(1,012,400)	$(158,545)
Exercises and vesting of early exercised Class A common stock options	—	—	$—	1,232,156	—	10,143	—	—	10,143
Repurchase of Class A common stock	—	—	$—	(214,509)	—	—	—	—	—
Stock-based compensation	—	—	$—	—	—	29,667	—	—	29,667
Total other comprehensive loss, net	—	—	$—	—	—	—	(721)	—	(721)
Net loss	(54)	—	$—	—	—	—	—	(10,521)	(10,521)
Balance as of March 31, 2021	$255	109,090,908	$399,589	227,382,048	$7	$493,465	$(117)	$(1,022,921)	$(129,977)
Exercises and vesting of early exercised Class A common stock options	—	—	$—	1,020,588	—	5,190	—	—	5,190
Exercise of warrants, net of shares withheld	—	—	$—	6,229,081	—	—	—	—	—
Issuance of Class A common stock in connection with acquisitions	—	—	$—	6,320,688	—	342,170	—	—	342,170
Issuance of Class A common stock	—	—	$—	12,006	—	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs as adjusted for cost reimbursement	—	—	$—	22,500,000	1	1,747,970	—	—	1,747,971
Conversion of preferred stock to common stock in connection with initial public offering	—	(109,090,908)	$(399,589)	109,090,908	3	399,586	—	—	—
Repurchase of Class A common stock	—	—	$—	(390,000)	—	—	—	—	—
Stock-based compensation	—	—	$—	—	—	26,852	—	—	26,852
Total other comprehensive loss, net	—	—	$—	—	—	—	(9,188)	—	(9,188)
Net income (loss)	(59)	—	$—	—	—	—	—	14,423	14,423
Balance as of June 30, 2021	$196	—	$—	372,165,319	$11	$3,015,233	$(9,305)	$(1,008,498)	$1,997,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2019	$—	109,090,908	$399,589	220,157,922	$7	$235,190	$(4,140)	$(887,213)	$(256,567)
Exercises and vesting of early exercised Class A common stock options	—	—	—	442,503	—	145	—	—	145
Repurchase of unvested Class A common stock related to early exercised stock options	—	—	—	(425,001)	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	(114,000)	—	(760)	—	—	(760)
Stock-based compensation	—	—	—	—	—	3,462	—	—	3,462
Total other comprehensive loss, net	—	—	—	—	—	—	(1,903)	—	(1,903)
Net income	—	—	—	—	—	—	—	4,664	4,664
Balance as of March 31, 2020	$—	109,090,908	$399,589	220,061,424	$7	$238,037	$(6,043)	$(882,549)	$(250,959)
Exercises and vesting of early exercised Class A common stock options	—	—	—	37,593	—	117	—	—	117
Repurchase of Class A common stock	—	—	—	(135,000)	—	(1,006)	—	—	(1,006)
Issuance of common stock warrants and options in connection with an acquisition	—	—	—	—	—	39,040	—	—	39,040
Issuance of common stock warrants in connection with lease modification	—	—	—	—	—	433	—	—	433
Acquisition of noncontrolling interest	2,556	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,747	—	—	4,747
Total other comprehensive income, net	—	—	—	—	—	—	2,551		2,551
Net loss	(320)	—	—	—	—	—	—	(21,391)	(21,391)
Balance as of June 30, 2020	$2,236	109,090,908	$399,589	219,964,017	$7	$281,368	$(3,492)	$(903,940)	$(226,468)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$3,789	$(17,047)
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	195,973	83,704
Amortization of debt issuance costs and discount	6,380	3,414
Stock-based compensation	57,103	8,494
Change in operating right-of-use asset	12,267	3,578
Lease modification and abandonment of leasehold improvements	—	7,851
Loss on settlement of debt	16,852	—
Net unrealized gains on fair value remeasurement of financial instruments	(9,855)	(2,940)
Net gain on foreign currency remeasurement	952	203
Changes in operating assets and liabilities:
Accounts receivable	(69,881)	7,708
Prepaid expenses and other current assets	(92,851)	(16,840)
Other assets	5,269	2,598
Accounts payable	33,936	(5,713)
Operating lease liabilities	(12,083)	(2,828)
Accrued and other liabilities	6,752	(2,839)
Deferred revenue	(2,327)	15,915
Net cash provided by operating activities	152,276	85,258
Investing Activities
Purchase of property and equipment	(653)	(1,183)
Acquisitions, net of cash acquired	(1,017,012)	(523,202)
Purchase of non-marketable investments and other	(14,000)	—
Proceeds from other investing activities	10,000	—
Capitalized software development costs	(1,517)	—
Net cash used in investing activities	(1,023,182)	(524,385)
Financing Activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs as adjusted for cost reimbursement	1,744,240	—
Proceeds from debt issuance, net of issuance costs	844,729	331,346
Payments of debt principal	(706,905)	(56,690)
Payments of finance leases	(4,621)	(4,356)
Proceeds from exercise of stock options	17,888	262
Payments of deferred acquisition costs	(157,565)	(11,020)
Repurchases of common stock	—	(1,766)
Net cash provided by financing activities	1,737,766	257,776
Effect of foreign exchange rate on cash and cash equivalents	(352)	9
Net increase (decrease) in cash and cash equivalents	866,508	(181,342)
Cash and cash equivalents at beginning of the period	317,235	396,247
Cash and cash equivalents at end of the period	1,183,743	214,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental non-cash investing and financing activities disclosures:
Issuance of convertible security related to acquisitions	$342,170	$—
Acquisitions of business through issuance of common stock and common stock warrants	$—	$38,167
Acquisitions not yet paid	$119,256	$9,169
Deferred IPO costs not yet paid	$986	$—
Assets acquired under finance leases	$2,658	$2,780
Right of use assets acquired under operating leases	$—	$6,937
Supplemental disclosure of cash flow information:
Cash paid for interest on debt	$31,767	$30,236
Cash paid for income taxes	$32,737	$1,866
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated April 14, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”). The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
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
Following the effectiveness of the IPO Registration Statement, the Company filed its Amended and Restated Certificate of Incorporation, which became effective immediately prior to the closing of the IPO (the “IPO Certificate”). The IPO Certificate authorizes a total of 1,500,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of preferred stock. Upon the filing and effectiveness of the IPO Certificate, all shares of Class F common stock and Series A convertible preferred stock then outstanding automatically converted into the equivalent number of shares of Class A common stock, respectively (the “Capital Stock Conversions”). Following the Capital Stock Conversions and immediately prior to the completion of the IPO, a total of 150,307,622 shares of Class A common stock held by Adam Foroughi, the Company’s co-founder, CEO, and Chairperson; Herald Chen, the Company’s President and Chief Financial Officer, and a member of the Company’s board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. Following the closing of the IPO, the Company had two classes of outstanding common stock: Class A common stock and Class B common stock. No shares of the Company’s Class C common stock or preferred stock were issued and outstanding as of June 30, 2021.
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
Voting Rights
Holders of the Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, holders of the Class B common stock are entitled to 20 votes for each share held on all matters submitted to a vote of stockholders, and holders of the Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law. The holders of the Class A common stock and Class B common stock will vote together as a single class, unless otherwise required by law. Under the IPO Certificate, approval of the holders of at least a majority of the outstanding shares of the Class B common stock voting as a separate class will be required to increase the number of authorized shares of the Class B common stock. In addition, Delaware law could require either holders of the Class A common stock, the Class B common stock, or the Class C common stock to vote separately as a single class in the following circumstances:
•if the Company were to seek to amend the IPO Certificate to increase or decrease the par value of a class of stock, then that class would be required to vote separately to approve the proposed amendment; and
•if the Company were to seek to amend the IPO Certificate in a manner that alters or changes the powers, preferences or special rights of a class of stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.
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
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. These changes will become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact of these changes.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Option. The ASU requires the issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. These changes will become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact of these changes.
Recent Accounting Pronouncements (Issued and Adopted)
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The Company adopted this ASU on January 1, 2021 with no material financial statement impact upon adoption.
In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging. This ASU clarifies the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The Company adopted this ASU on January 1, 2021 with no material financial statement impact upon adoption.
3. Revenue
Disaggregation of Revenue
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Business Revenue - Apps	$162,223	$95,583	$319,186	$195,332
Business Revenue - Software Platform	145,664	40,909	234,083	87,421
Total Business Revenue	307,887	136,492	553,269	282,753
Consumer Revenue	360,919	162,839	719,414	276,756
Total Revenue	$668,806	$299,331	$1,272,683	$559,509
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$406,179	$189,812	$772,345	$351,900
Rest of the World	262,627	109,519	500,338	207,609
Total Revenue	$668,806	$299,331	$1,272,683	$559,509
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended June 30, 2021 and 2020, the Company recognized $59.5 million and $8.0 million of revenue that was included in deferred revenue as of March 31, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $81.4 million and $8.2 million of revenue that was included in deferred revenue as of December 31, 2020 and 2019, respectively.
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

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of June 30, 2021
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	Cash and cash equivalents	$477	$477	$—	$—
Marketable equity securities	Prepaid expenses and other current assets	4,715	4,715
Total financial assets		$5,192	$5,192	$—	$—
Financial Liability:
Convertible security	Deferred acquisition costs, current	$49,000	$—	$—	$49,000

			As of December 31, 2020
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	Cash and cash equivalents	$6,413	$6,413	$—	$—
Embedded derivative	Long-term debt	5,680	—	—	5,680
Total financial assets		$12,093	$6,413	$—	$5,680
Financial Liability:
Convertible security	Deferred acquisition costs, current	$46,500	$—	$—	$46,500
Convertible Security
In November 2020, the Company issued a convertible security as part of the consideration exchanged for certain mobile game Apps acquired from an independent foreign-based mobile game developer (the "Seller"). The Company elected to account for the convertible security using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the convertible security was determined using the probability-weighted expected return method (“PWERM”). This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the fair value measurement of the convertible security is the expected timing of occurrence of an IPO and a discount for lack of marketability derived based on the remaining term of the lock up period related to the Company's Class A common stock into which the convertible security is convertible. Fair value measurements are highly sensitive to changes in this input and significant changes in this input would result in a significantly higher or lower fair value. For the three and six months ended June 30, 2021, the Company recorded a total loss of $1.8 million and $2.5 million, respectively, in other income (expense), net in the Company’s condensed consolidated statements of operations due to the change in fair value of the convertible security. The convertible security is included in deferred acquisition costs, current, in the Company’s condensed consolidated balance sheets.
Embedded Derivative
Loans issued under Company’s credit agreement with the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (the “Credit Agreement”), contain certain interest adjustment features which were determined to be an embedded derivative requiring bifurcation and separate accounting as the features are not clearly and closely related to the host debt instrument. The embedded derivative was initially valued and remeasured using the “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument with and without the embedded derivative using a discounted cash flow approach. The difference of the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative is the fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the fair value measurement of the embedded derivative is the expected timing of occurrence of an IPO. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value. The initial fair value of the embedded derivative was determined to be nominal for term loans issued prior to 2021 and $5.6 million for the term loans issued in February 2021, which was accounted for as a reduction to the carrying amount of the term loans. After the effectiveness of the IPO Registration Statement, the applicable margins for both the Term Loans and the Revolving Credit Loans were reduced by 0.25% on April 16, 2021 in accordance with the pre-existing terms of the Credit Agreement. As a result, the embedded derivative for the contingent interest adjustment feature related to the term loans was settled. The Company remeasured the embedded derivative to its fair value of $17.8 million on the settlement date, and then reclassified it to the carrying amount of the term loans. For the three and six months ended June 30, 2021, the Company recorded a total gain of $1.1 million and $7.6 million, respectively, in other income (expense), net in the Company’s condensed consolidated statements of operations due to the change in fair value of the embedded derivative. There was no gain or loss related to the change in fair value of the embedded derivative during the same periods in 2020.
Marketable Equity Securities
The Company’s marketable equity securities consist entirely of its investment in the ordinary shares of Huuuge, Inc., a foreign-based independent mobile game developer, which completed its initial public offering and became listed on the Warsaw Stock Exchange in the first quarter of 2021. The Company had carried the investment at cost in other assets on the Company’s consolidated balance sheets in prior fiscal years. The cost basis of the investment was immaterial. The fair value of the marketable equity securities was based on the quoted market price of Huuuge, Inc.’s ordinary shares as of June 30, 2021, and therefore was classified as a Level 1 fair value measurement. For the three and six months ended June 30, 2021, the Company recorded a total unrealized loss and gain of $0.6 million and $4.7 million, respectively, in other income (expense), net in the Company’s condensed consolidated statements of operations as a result of remeasuring the investment to fair value.
The following table presents a reconciliation of the Company’s financial asset and liability measured at fair value as of June 30, 2021 using significant unobservable inputs (Level 3), and the change in fair value (in thousands):

	Embedded Derivative	Convertible Security
Balance as of December 31, 2020	$5,680	$46,500
Addition related to the issuance of term loans in February 2021	5,630	—
Extinguishment of term loans in February 2021	(1,130)	—
Change in fair value recognized in earnings	7,640	2,500
Settlement	(17,820)	—
Balance as of June 30, 2021	$—	$49,000

5. Commitments and Contingencies
Commitments
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
Letters of Credit
As of June 30, 2021 and December 31, 2020 the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.

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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of June 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
6. Acquisitions
2021 Acquisitions
Business Combinations
On April 20, 2021, the Company acquired adjust GmbH (“Adjust”), a mobile application tracking and analytics company. The Company purchased all of the outstanding shares of the capital stock of Adjust and settled all of Adjust’s debt for the stated purchase consideration of $980.0 million, which was composed of $352.0 million stated value of convertible securities convertible into a variable number of shares of the Company's Class A common stock at a variable conversion price, $50.0 million of cash holdback, and remaining amount of 578.0 million in cash consideration. The fair value of the convertible securities and fair value of the cash holdback are estimated to be $342.2 million and $47.6 million, respectively. As such, the fair value of the acquisition consideration is determined to be $967.8 million. The transaction is expected to expand the Company’s Software solutions and has been accounted for as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $3.1 million.
The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$12,155
Accounts receivable and other current assets	21,840
Intangible assets
Customer Relationships—estimated useful life of 12 years	155,000
Developed Technology—estimated useful life of 6 years	77,000
Tradename—estimated useful life of 5 years	8,000
Goodwill	776,147
Operating lease right-of-use assets	8,130
Property and equipment, net	1,897
Finance lease right-of-use assets	43,156
Other assets	3,191
Accounts payable, accrued liabilities and other current liabilities	(15,540)
Deferred revenue	(5,600)
Operating lease liabilities	(8,130)
Finance lease liabilities	(43,156)
Deferred income tax liability	(66,273)
Total purchase consideration	$967,817
The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. The Company has completed a preliminary valuation and expects to finalize it as soon as practical, but no later than one year from the acquisition date.
The income approach was used to determine the preliminary fair value of the customer relationships, developed technology and tradename. Goodwill represents the excess of the purchase price over the preliminary fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, an estimated tax deductible goodwill of $692.5 million was generated as a result of this acquisition.
The Company’s condensed consolidated statement of operations for the three months ended June 30, 2021 includes Adjust’s revenue of $21.6 million and pretax loss of $19.2 million for the period from the acquisition date of April 20, 2021 to June 30, 2021.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
In May 2021, the convertible securities were converted into 6,320,688 shares of the Company's Class A common stock. As a result, the fair value of the Convertible Security was reclassified into the stockholders' equity.
Asset Acquisitions
In April 2021, the Company completed two separate transactions to acquire certain mobile Apps from two foreign-based independent mobile game developers in exchange for an aggregate upfront cash consideration of $300.0 million and potential future earn-out payments. The Company incurred a total transaction cost of $6.0 million related to these transactions. Both transactions were accounted for as asset acquisitions with $306.0 million allocated to the acquired mobile Apps, which will be amortized over approximately eight years. Concurrent with the closings of these transactions, the Company entered into a development services agreement with each of the independent mobile game developers to support the acquired mobile Apps, as well as to develop new mobile Apps during the four-year term of the agreement. With respect to the first transaction, the potential future earn-out payments are contingent on the revenue generated by the acquired mobile Apps exceeding a certain revenue threshold, which will be measured and payable (if applicable) each year for four years from the date of the transaction. With respect to the second transaction, the potential future earn-out payments will be determined in a manner similar to the first transaction, in addition to a potential one-time earn-out payment of $50.0 million contingent on the achievement of a certain monthly revenue milestone within the four years following the date of the transaction.

In June 2021, the Company acquired certain mobile Apps from a foreign-based independent mobile game developer in exchange for an upfront cash consideration of $130.0 million and future earn-out payments. The

Company incurred a total transaction cost of $4.0 million related to the transaction. The transaction was accounted for as an asset acquisition with $134.0 million allocated to the acquired mobile Apps, which will be amortized over nine years. Concurrent with the closing of the transaction, the Company entered into a development services agreement with the independent mobile game developer to support the acquired mobile Apps, as well as to develop new mobile Apps during the four-year term of the agreement. With respect to all initially acquired mobile Apps, the potential future earn-out payments are contingent on the revenue and/or earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the acquired Apps exceeding certain thresholds.
During the three and six months ended June 30, 2021, the Company also acquired certain mobile Apps for an upfront cash consideration of $8.0 million and $8.0 million, respectively.
During the three and six months ended June 30, 2021, the Company recognized total earn-out costs of $51.8 million and $87.6 million, respectively, of which, $40.7 million and $67.9 million were related to an asset acquisition closed in 2020. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps.
In January 2021 the Company paid $60.0 million to Recoded, an independent foreign-based mobile game developer, in relation to a new mobile App acquired in 2020. In February 2021, the Company paid an additional $90.0 million to Recoded related to deferred cash consideration on the acquisition closed in 2019.
2020 Acquisitions
Business Combinations
Geewa—On January 31, 2020, the Company acquired Geewa A.S. (“Geewa”), a privately held company specializing in mobile gaming. The transaction expanded the Company’s Apps portfolio and was accounted for as a business combination. The Company purchased all of the outstanding shares of the capital stock of Geewa for a total consideration of $25.6 million, of which $23.5 million was paid in cash and the unpaid balance was attributed to a $2.1 million indemnity holdback that was paid in January 2021. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $0.3 million.
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
The income approach was used to value the developed Apps and tradename. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.
Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.
Redemption Games—On April 6, 2020, the Company acquired Redemption Games, Inc. (“Redemption Games”), a privately held company specializing in mobile gaming. The transaction expanded the Company’s Apps portfolio and was accounted for as a business combination. As part of the transaction, the Company purchased 95.5% of the outstanding shares of the capital stock of Redemption Games for an aggregate total consideration of

$53.7 million. Based on the consideration paid and the percent acquired, the transaction implied a total value for Redemption of $56.2 million. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $0.6 million. In November 2020, the Company increased its ownership in Redemption Games to 98.2% by exchanging 2.7% of minority shares for the Company’s Class A common stock. The difference between the $4.5 million in fair value of the Class A common stock issued and the $1.5 million in fair value of the minority shares was recognized as stock-based compensation in research and development expenses.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed (in thousands):

Cash	$2,787
Accounts receivable, net	1,850
Intangible assets
Apps—estimated useful life of 5 years	44,000
Tradename—estimated useful life of 5 years	900
Goodwill	20,198
Other tangible assets	131
Accounts payable	(2,492)
Other liabilities	(11,142)
Total valuation	56,232
Redeemable noncontrolling interest	(2,556)
Total purchase consideration	$53,676
The income approach was used to value the developed Apps and tradename. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.
Pro forma results of operations have not been presented because the effect of the acquisition was not material.
Machine Zone, Inc.—On May 19, 2020, the Company acquired Machine Zone, Inc. (“Machine Zone”), a privately held company specializing in mobile gaming. The transaction expanded the Company’s Apps portfolio and was accounted for as a business combination. The Company purchased all of the outstanding shares of the capital stock of Machine Zone and settled all Machine Zone debt for an aggregate acquisition price of $328.6 million comprising $287.1 million cash paid to Machine Zone lenders, common stock warrants issued to Machine Zone lenders and preferred stockholders with the aggregate fair value of $38.2 million and a settlement of the preexisting accounts receivable balance of $3.3 million. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $2.8 million.
The Company also assumed an IP license agreement with a third-party game content provider that was included in the Machine Zone acquisition. The term of the IP license agreement is set to expire in December 2021 with the option to renew for additional terms by the mutual agreement of the parties. The remaining future fixed payments under the IP license agreement as of the date of the Machine Zone acquisition amounted to $37.1 million.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed (in thousands):

Cash	$37,767
Accounts receivable and other current assets	27,284
Intangible assets
Tradename—estimated useful life of 10 years	13,000
Apps—estimated useful life of 3—5 years	272,000
IP license—useful life of 2 years	28,551
Goodwill	82,353
Right-of-use assets under operating leases	125,639
Property, equipment and other tangible assets	42,312
Accounts payable, accrued liabilities and other liabilities	(81,591)
Deferred revenue	(43,200)
License obligation	(35,685)
Operating lease liabilities	(139,875)
Total purchase consideration	$328,555
The income approach was used to value the developed Apps and tradename. The replacement cost approach was used to value the IP license asset. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is deductible for tax purposes.
Contemporaneously with the closing of the acquisition, the Company exited from one of Machine Zone’s real estate leases. The Company accounted for this lease termination as a transaction separate from the business combination since the lease termination was negotiated primarily for the benefit of the combined entity; the Company was the party who directly negotiated this lease amendment with the lessor; and such negotiation took place contemporaneously with the negotiation of the business combination. The Company decreased the operating lease right-of-use asset and operating lease liability by $57.6 million and $63.1 million, respectively. The Company also wrote-off $15.0 million of leasehold improvements and other assets related to this real estate lease. In connection with this transaction, the Company issued a common stock warrant with the fair value of $0.4 million.
The Company’s consolidated statements of operations for the three months ended June 30, 2020 includes Machine Zone’s revenue of $17.8 million and pretax loss of $32.2 million for the period from the acquisition date of May 19, 2020 to June 30, 2020.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
Asset Acquisitions
Zenlife asset acquisition—In June 2020, the Company acquired certain mobile Apps from an independent foreign-based mobile game developer in exchange for an upfront cash consideration of $160.0 million and future earn-out payments for each of the four years from the date of the transaction based on the excess, if any, of revenue generated by the initially acquired mobile App for such year above the sum of (i) an annual fixed baseline revenue and (ii) the aggregate earn-out payments made in prior years. The transaction was accounted for as an asset acquisition with $173.3 million allocated to the acquired mobile Apps and $13.3 million to deferred tax liability. The recorded value of acquired mobile Apps is amortized over five years. Additionally, the Company entered into a service and development agreement with the independent mobile game developer to support the initially acquired mobile Apps as well as to develop new mobile Apps during the four-year term of the agreement. The Company is also required to make future earn-out payments for newly developed mobile Apps determined under the similar approach as for the initially acquired mobile Apps.
In March and April 2020, the Company completed two asset acquisitions to acquire two mobile Apps from two separate independent foreign-based mobile game developers in exchange for an aggregate upfront cash consideration of $35.0 million and future earn-out payments. Both transactions were accounted for as asset acquisitions with $35.0 million allocated to the acquired mobile Apps, which will be amortized over three and five years. Additionally, the Company entered into service and development agreements with the independent mobile game developers to support the initially acquired mobile Apps as well as to develop new mobile Apps. With respect to the first asset acquisition, future earn-out payments are based on a predetermined percentage of revenue net of certain direct costs generated by the initially acquired mobile App, or additional mobile Apps developed under the service and development agreement, over the term of the agreement, which is initially two years, but which may renew for an additional two-year term. With respect to the second asset acquisition, future earn-out payments for each of the four years from the date of the transaction are based on (i)(a) the revenue generated by the initially acquired mobile App and any additional mobile Apps developed under the service and development agreement over the term of four years in excess of (b) a baseline revenue threshold, multiplied by (ii) tiered revenue multiples, up to a cumulative amount of $45.0 million.
During the three and six months ended June 30, 2020, the Company recognized total earn-out costs of $7.8 million and $13.7 million, respectively, related to all acquired mobile Apps. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps.

Supplemental Pro Forma Information
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, Machine Zone and Adjust for each of the periods presented as if Adjust had been acquired as of January 1, 2020 and Machine Zone had been acquired as of January 1, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$675,869	$373,228	$1,307,276	$727,082
Net income (loss)	23,675	(74,755)	4,014	(176,626)
The unaudited supplemental pro forma information above include the following adjustments to net income (loss) in the appropriate pro forma periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$(1,519)	$(14,707)	$(7,325)	$(36,124)
A net increase in revenue related to fair value adjustment	538	9,724	538	9,043
A decrease (increase) in expenses related to transaction expenses	12,903	9,484	14,115	(2,617)
An decrease (increase) in interest expense related to new debt financing, net of interest expense related to pre-existing debt settled as part of the acquisitions	(1,350)	33,650	(2,640)	99,759
A (decrease) in other income - liability classified warrants	—	—	—	(1,730)
An (increase) in tax provision	(2,425)	(8,752)	(1,075)	(15,675)
The unaudited supplemental pro forma information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or of the Company's future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company's historical consolidated financial statements and from the historical accounting records of Adjust and Machine Zone.

7. Goodwill and Intangible Assets, Net
The following table presents goodwill activity (in thousands):

December 31, 2020	$249,773
Goodwill acquired	776,147
Foreign currency translation	(9,846)
June 30, 2021	$1,016,074
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of June 30, 2021			As of December 31, 2020
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	5.3	$1,718,938	$(355,652)	$1,363,286	$1,222,417	$(232,832)	$989,585
Customer Relationships	11.8	153,103	(2,481)	150,622	—	—	—
User base	4.8	68,817	(22,493)	46,324	68,817	(17,617)	51,200
License asset	0.4	28,551	(19,662)	8,889	28,551	(10,918)	17,633
Developed technology	5.6	91,101	(13,441)	77,660	14,946	(8,489)	6,457
Other	6.6	32,718	(3,830)	28,888	23,321	(1,864)	21,457
Total long-lived intangible assets		2,093,228	(417,559)	1,675,669	1,358,052	(271,720)	1,086,332
Short-lived intangible assets:
Apps	0.4	36,908	(33,989)	2,919	29,869	(25,599)	4,270
Total intangible assets		$2,130,136	$(451,548)	$1,678,588	$1,387,921	$(297,319)	$1,090,602
As of June 30, 2021 and December 31, 2020, short-lived mobile Apps were included in prepaid expenses and other current assets.
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$95,200	$44,562	$177,385	$72,138
Sales and marketing	6,034	2,726	9,243	5,420
Total	$101,234	$47,288	$186,628	$77,558

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
On February 12, 2021, the Company amended the Credit Agreement to 1) increase the senior secured term loan facility by an aggregate principal amount of $597.8 million (the “Fifth Amendment Term Loans”, and together with the Initial Term Loans, the “Term Loans”), on terms identical to those applicable to the existing Initial Term Loans, the proceeds of which was partially used to repay in full the outstanding principal and accrued and unpaid interest of the Third Amendment Term Loans, totaling $298.2 million, in accordance with the pre-existing early redemption option in the Credit Agreement, and 2) increase the aggregate principal amount of the revolving credit facility by an additional $10.0 million, on terms identical to those applicable to the existing revolving credit facility. According to the amended Credit Agreement, the Company is required to make equal quarterly repayments of $4.6 million with respect to the Term Loans. In connection with this amendment, the Company paid $0.8 million in fees to KKR Capital Markets LLC, who is affiliated with KKR Denali, one of the Company’s principal stockholders.
The Company evaluated the accounting for the Fifth Amendment Term Loans on a creditor-by-creditor basis. For existing creditors who participated in the Fifth Amendment Term Loans, the transaction was accounted for as a debt modification because the present value of the cash flows between the two debt instruments before and after the transaction was less than 10%. For new creditors, the transaction was accounted for as an issuance of new debt. As a result, $2.9 million of the $3.5 million third-party issuance costs related to the modified debt was recorded in other income (expense), net on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021, with the remaining $0.6 million related to the new debt recorded as a reduction to the carrying amount of the Term Loans. In addition, the Company recorded $5.6 million for an embedded derivative related to the contingent interest adjustment feature of the Fifth Amendment Term Loans, which was bifurcated and accounted for separately as the feature is not clearly and closely related to the host instrument. For details regarding the fair value measurement of the embedded derivative, see Note 4. The debt discount, comprising of 1) the deferred third-party issuance costs, 2) the bifurcated embedded derivative and 3) the debt discount of the Initial Term Loans that were modified as part of the amendment, is being amortized to interest expense using the effective interest method over the remaining contractual term of the Term Loans.
The Company accounted for the early repayment of the Third Amendment Term loans as a debt extinguishment. As a result, the Company recognized a loss on debt extinguishment of $16.9 million during the three months ended March 31, 2021, which was recorded in interest expense and loss on extinguishment of debt on the Company’s condensed consolidated statements of operations. The loss on debt extinguishment consisted primarily of the unamortized original issue discount and debt issuance cost.
On March 31, 2021, the Company drew down an additional $250.0 million from the Company’s $600.0 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the Company. Following such draw down, the Company had an aggregate amount of $400.0 million outstanding under the revolving credit facility, which was repaid in full with the net proceeds from the IPO in April 2021.
After the effectiveness of the IPO Registration Statement, the applicable margins for both the Term Loans and the Revolving Credit Loans were reduced by 0.25% on April 16, 2021 in accordance with the pre-existing terms of the Credit Agreement. As a result, the embedded derivative for the contingent interest adjustment feature related to the Term Loans was settled. The Company remeasured the embedded derivative to its fair value of $17.8 million on the settlement date by recording a gain of $1.1 million in other income (expense), net in the Company’s condensed consolidated statements of operations, and then reclassified it to the carrying amount of the Term Loans as an additional debt discount. The new unamortized discount balance is subsequently amortized using the new effective interest rate determined on the settlement date of the embedded derivative.
As of June 30, 2021, the Company was in compliance with all of the covenants.
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
Unrealized changes in the fair value of derivatives accounted for as a critical term match hedge were reported in other comprehensive income (loss) and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affected earnings. The interest rate swap contract expired on December 31, 2020 and the settlement value of the interest rate swap liability was reclassified to interest expense and loss on settlement of debt. For the three and six months ended June 30, 2020, the Company recognized $2.5 million and $3.8 million of realized loss related to hedged transaction, which were recorded in interest expense and loss on settlement of debt in the Company’s condensed consolidated statements of operations. As of June 30, 2020, the settlement value of the interest rate swap liability before tax effect was $5.7 million and was included in accrued liabilities and reported in other comprehensive income net of tax effect.
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
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of nonstatutory stock options, restricted stock, RSUs, SARs, performance units, and performance shares to individuals or entities engaged by the Company or a parent or subsidiary of the Company to render bona fide services to the party engaging such individual or entity. A total of 390,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to the 2021 Partner Plan.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) permits participants to purchase shares of the Company’s Class A common stock through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. Amounts contributed and accumulated by the participant will be used to purchase shares of the Company’ Class A common stock at the end of each 6-month purchase period with the purchase price of the shares being 85% of the lower of the fair market value of the Company’s Class A common stock on the first day of an offering period or on the exercise date. A participant may purchase a maximum of 590 shares of the Company’s Class A common stock during a purchase period. The ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover mechanism as defined in the ESPP. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from April 15, 2021 through November 19, 2023.
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
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the grant of stock options to employees, consultants, and advisors of the Company. Options granted under the 2011 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees, including directors who are also employees. As noted above, immediately prior to the effectiveness of the 2021 Plan, the 2011 Plan was terminated, and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.
 The Company recognized stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$473	$49	$582	$78
Sales and marketing	2,221	789	4,040	1,241
Research and development	13,573	2,342	20,038	3,869
General and administrative	10,877	1,852	32,443	3,306
Total	$27,144	$5,032	$57,103	$8,494
For the three and six months ended June 30, 2021, total stock-based compensation expense included $0.3 million and $0.6 million associated with awards that may be settled in stock of one of the Company’s subsidiaries.
Early Exercise of Stock Options—The 2011 Plan allowed, subject to the Board's approval for the early exercise of options granted. Under the terms of the 2011 Plan, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early exercised options may not be sold or transferred before they are vested. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. The cash amounts received in exchange for these early exercised shares are recorded as a liability on the accompanying balance sheets and reclassified into common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares lapses by 1/4th of the shares on the one year anniversary of the vesting start date and ratably each month over the next 36 months. The Company has 1,291,975 and 19,800 shares of Class A common stock subject to repurchase as of June 30, 2021 and December 31, 2020, respectively. The liability for the shares of Class A common stock subject to repurchase as of June 30, 2021 and December 31, 2020 was $2.6 million and $0.1 million, respectively, which was included in the accrued liabilities in the Company’s condensed consolidated balance sheets.
During 2020 and 2019, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and, for accounting purposes, in-substance are nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $20.9 million were settled through either share repurchase, in the amount of $17.2 million, or cash payment, in the amount of $3.7 million. In connection with the repurchase of shares, the Company accelerated vesting of 60,968 shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. As of June 30, 2021 and December 31, 2020, the Company had 3,484,999 and 8,022,499 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes, of which 962,502 and 4,136,677 shares, were unvested and subject to repurchase, respectively. The principal balances of nonrecourse promissory notes outstanding amounted to $16.8 million and $40.4 million as of June 30, 2021 and December 31, 2020, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$14,423	$(21,391)	$3,902	$(16,727)
Less:
Income attributable to convertible preferred stock	(902)	—	(731)	—
Income attributable to options exercised via promissory notes	(140)	—	(55)	—
Income attributable to unvested early exercised options	(61)	—	(12)	—
Income attributable to unvested RSA’s	(25)	—	(9)	—
Net income (loss) attributable to common stock—Basic	$13,295	$(21,391)	$3,095	$(16,727)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	335,619,207	213,440,147	279,326,624	212,169,247
Net income (loss) per share attributable to common stock—Basic	$0.04	$(0.10)	$0.01	$(0.08)
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	$14,423	$(21,391)	$3,902	$(16,727)
Less:
Income attributable to convertible preferred stock	(859)	—	(693)	—
Income attributable to options exercised via promissory notes	(132)	—	(53)	—
Income attributable to unvested early exercised options	(59)	—	(11)	—
Income attributable to unvested RSA’s	(24)	—	(8)	—
Net income (loss) attributable to common stock—Diluted	$13,349	$(21,391)	$3,137	$(16,727)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	335,619,207	213,440,147	279,326,624	212,169,247
Weighted-average dilutive stock options, RSUs, warrants and other convertible securities	18,238,607	—	19,179,641	—
Weighted-average shares used in computing net income (loss) per share—Diluted	353,857,814	213,440,147	298,506,265	212,169,247
Net income (loss) per share attributable to common stock—Diluted	$0.04	$(0.10)	$0.01	$(0.08)
The following table presents the forms of antidilutive potential common shares:

	As of June 30,
	2021	2020
Convertible preferred stock	—	109,090,908
Stock options exercised for promissory notes	3,484,999	5,709,999
Shares issuable upon conversion of Athena convertible security	616,003	—
Early exercised stock options	1,291,975	6,789
Unvested RSAs	512,613	2,580,582
Stock options	35,250	23,154,934
ESPP	226,156	—
Total antidilutive potential common shares	6,166,996	140,543,212
12. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases its interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and record the discrete tax items in the period to which they relate. In each quarter, the Company updates its estimated annual effective tax rate and makes a year-to-date adjustment to its tax provision as necessary. The Company’s calendar year 2021 annual effective tax rate differs from the U.S. statutory rate primarily due to net excess tax benefits from stock-based compensation, foreign derived intangible income deduction, valuation allowance against losses which cannot be realized and the foreign tax rate differential.
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was enacted. The ARPA contains numerous income tax provisions, such as expanding the definition of covered employees. The ARPA has no impact on the income tax provision (benefit) for the six months ended June 30, 2021.
During the six months ended June 30, 2021, there were no material changes to the Company’s unrecognized tax benefits, and the Company does not expect material changes in its unrecognized tax benefits within the next twelve months.
13. Related Party Transactions
On February 12, 2021, the Company entered into certain amendment to the Credit Agreement. See Note 8. In connection with this amendment, the Company paid $0.8 million in fees to KKR Capital Markets LLC, which is affiliated with KKR Denali, one of the Company’s principal stockholders.
On March 31, 2021, the Company drew down an additional $250.0 million from the Company’s $600.0 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the Company. Following such draw down, the Company had an aggregate amount of $400.0 million outstanding under the revolving credit facility, which was repaid in full with the net proceeds from the IPO in April 2021. See Note 8.
On May 6, 2020, the Company entered into certain amendment to the Credit Agreement. See Note 8. In connection with this amendment, the Company paid $1.5 million in fees to KKR Capital Markets LLC, which is affiliated with KKR Denali, one of the Company’s principal stockholders.
The Company had no other material related parties for the three and six months ended June 30, 2021 and 2020.
14. Subsequent Events
In August 2021, the Company granted 800,201 RSUs to certain employees under the 2021 Plan. In addition, the Company also granted 356,300 RSUs under the 2021 Partner Plan. The RSUs generally vest over an approximate period of four to five years of continuous service and have a grant date fair value of $57.19 per RSU.

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
Since our founding in 2011, we have been focused on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the mobile app ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these developer challenges led to the development of our infrastructure and software—AppLovin Core Technologies and AppLovin Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by launching AppLovin Apps in 2018. Our Apps now consist of a globally diversified portfolio of over 200 free-to-play mobile games across five genres, run by sixteen studios.
For the three months ended June 30, 2021, our revenue grew 123% year-over-year, from $299.3 million for the three months ended June 30, 2020 to $668.8 million in the comparative period in 2021. We generated a net income of $14.4 million for the three months ended June 30, 2021, and a net loss of $21.7 million in the comparative period in 2020. We generated Adjusted EBITDA of $183.7 million, and $60.9 million for the three months ended June 30, 2021 and 2020, respectively. Additionally, we have generated strong cash flows, with net cash provided by operating activities of $152.3 million and $85.3 million in the six months ended June 30, 2021 and 2020, respectively. This has allowed us to reinvest in our expansion and growth and consummate strategic acquisitions and partnerships. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from two sources—business clients and consumers. During the three months ended June 30, 2021, Business Revenue represented 46.0% of total revenue and Consumer Revenue represented 54.0% of total revenue.
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

Business clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. While we have over 500 business clients as of June 30, 2021, the vast majority of our revenue is derived from our Enterprise Clients. See “Key Metrics” below for additional information on how we calculate Enterprise Clients. Approximately 97% of our Business Revenue for the twelve months ended June 30, 2021 came from our 247 Enterprise Clients. Our Enterprise Clients had a Net Dollar-Based Retention Rate of approximately 157% for the twelve months ended June 30, 20211. We see multiple opportunities to gain new business clients, and to increase spend from existing business clients, as we help them grow their businesses and make them more successful. Business Revenue from our Apps was 52.7% of total Business Revenue in the three months ended June 30, 2021.
Our Software Platform includes AppDiscovery, Adjust and MAX. Business clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, and shared with our advertising publishers, typically on a cost per impression model.
Business clients use Adjust's SaaS mobile marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
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
During the three months ended June 30, 2021, we had an average of 2.7 million Monthly Active Payers (MAPs) across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer (ARPMAP) of $44. Leveraging the benefit of our integrated Platform and Apps, we see opportunities to grow our App-related revenue streams by increasing MAPs and expanding ARPMAP within existing games and through new game development, acquisitions and partnerships. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
1 We measure Net Dollar-Based Retention Rate for the twelve months ended June 30, 2021 for our Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the twelve months ended June 30, 2020 from our Enterprise Clients as of June 30, 2020. Current period revenue is revenue for the twelve months ended June 30, 2021 from our Enterprise Clients as of June 30, 2021, and excludes revenue from any new Enterprise Clients during the twelve months ended June 30, 2021.

Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Annual Key Metrics
Enterprise Clients. We focus on the number of Enterprise Clients, which are third-party business clients from whom we have collected greater than $125,000 of revenue in the trailing 12 months to a given date. Enterprise Clients generate the vast majority of our Business Revenue and Business Revenue growth. We expect to increase the revenue from Enterprise Clients over time.
Revenue Per Enterprise Client (RPEC). We define RPEC as (i) the total revenue derived from our Enterprise Clients in a twelve- month period, divided by (ii) Enterprise Clients as of the end of that same period. RPEC shows how efficiently we are monetizing each Enterprise Client. We expect to increase RPEC over time as we enhance our Software Platform and Apps.
The following table shows our Enterprise Clients as of June 30, 2021 and 2020, and our RPEC for the twelve months ended June 30, 2021 and 2020.

	Twelve months ended June 30,
	2021	2020
Enterprise Clients	247	153
Revenue Per Enterprise Client (in thousands)	$3,871	$3,871
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
The following table shows our Software Platform Enterprise Clients as of June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Software Platform Enterprise Clients	366	115
Monthly Active Payers (MAPs). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 96% of our Consumer Revenue during the three months ended June 30, 2021, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games. We expect to increase our MAPs over time as we increase the number of our Apps and enhance the engagement and monetization of our Apps.
Average Revenue Per Monthly Active Payer (ARPMAP). We define ARPMAP as (i) the total Consumer Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP. We expect to increase ARPMAP over time as we enhance the monetization of our Apps.

The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Monthly Active Payers (millions)	2.7	1.3
Average Revenue Per Monthly Active Payer	$44	$42
Total Software Transaction Value. Business Software Platform revenue is from third-party clients using our software platform to find new customers. We do not recognize revenue from our own spend on our software platform. Therefore, we use TSTV to measure the scale and growth rates of our software platform, as it reflects the total value on our software platform including our first-party studios as though they were stand-alone businesses.

The following table shows our Total Software Transaction Value for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Total Software Transaction Value	$219,078	$47,546
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other (income) expense, net, provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, loss (gain) on extinguishments of acquisition related continent consideration, non-operating foreign exchange losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2021 and 2020, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	14,364	(21,711)	3,789	(17,047)
Adjusted as follows:
Interest expense and loss on settlement of debt	19,030	18,809	54,040	37,438
Other (income) / expense, net(1)	1,671	(3,413)	(6,955)	(4,523)
Provision for (benefit from) income taxes	14	(703)	(3,166)	2,161
Amortization, depreciation and write-offs	107,156	51,425	195,973	83,704
Non-operating foreign exchange (gain) losses	6	40	(1,275)	40
Stock-based compensation(2)	29,435	5,032	59,394	8,494
Acquisition-related expense and transaction bonus	12,056	3,554	12,994	5,211
Lease modification and abandonment of leasehold improvements	—	7,851	—	7,851
Adjusted EBITDA	183,732	60,884	314,794	123,329
Adjusted EBITDA Margin	27.5%	20.3%	24.7%	22.0%

(1) Excludes recurring operational foreign exchange gains and losses.
(2) The three and six months ended June 30, 2021 includes $2.3 million of bonus compensation settled in stock outside of the scope of ASC 718.
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
Add new business clients globally
Our future success depends in part on our ability to acquire new business clients. We recently increased our focus on markets outside the United States to serve the needs of business clients globally. During the three months ended June 30, 2021, only 39% of our revenue from business clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new business clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new business clients to grow our revenue, increase profitability, and drive greater cash flow.
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
Given our expertise in app marketing, we are able to pursue a highly-optimized and scaled user acquisition investment playbook. During the three months ended June 30, 2021, we invested $265.5 million in sales and marketing, a large percentage of which was invested in user acquisition to grow the number of users engaging with our Apps. We believe the scale, insights, and effective monetization strategies provided through our Software Platform and integrated business model allow us to optimize ad spend across our portfolio of Apps. We also invest in the growth of our Apps by improving in-game monetization, optimizing game economies and in-game conversion, and opt-in business services, such as creative services and localization. We must continue to optimize, grow, and expand our Apps portfolio to grow our revenue, increase profitability, and drive greater cash flow.
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
Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in June 2020, Apple announced a plan to overhaul IDFA as part of a new application tracking transparency framework which began being rolled out in late April 2021 and, among other things, requires opt-in consent for certain types of tracking. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps and to the extent we are unable to utilize IDFA or a similar offering, our Software Platform may not be as effective, and we may not be able to continue to efficiently generate revenue for our Apps. To date, these data privacy changes have had a relatively muted impact on our overall operations.
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

Impact of COVID-19
The COVID-19 pandemic and resulting social distancing and shelter-in-place orders put in place around the world have caused widespread disruption in global economies, productivity, and financial markets and have altered the way in which we conduct our day-to-day business. As a result of the COVID-19, pandemic we have temporarily closed our offices around the world, including our corporate headquarters in Palo Alto, California, and implemented travel restrictions. Our Software Platform and Apps do not require physical interaction, thus, our ability to meet the needs of our clients and users has not been materially affected. The full impact of the COVID-19 pandemic on the global economy and the extent to which the pandemic may impact our business, financial condition, and results of operations in the future remains uncertain. See the section titled “Risk Factors—The COVID-19 pandemic and responses thereto across the globe have altered how individuals interact with each other and affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations remains uncertain” for additional information.

Components of Results of Operations
Revenue
We collect Business Revenue from advertisers spending on our Software Platform and Apps. Business Revenue from our Software Platform is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model. Business Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of Apps. Business Revenue from our Apps was 53% of total Business Revenue for the three months ended June 30, 2021.
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
Sales and marketing. Sales and marketing expenses consist primarily of user acquisition costs, other advertising expenses, personnel-related expenses for salaries, employee benefits, and stock-based compensation for employees engaged in sales and marketing, and amortization of acquired user-related intangible assets, marketing programs, travel, customer service costs, and allocated facilities and information technology costs.
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
We plan to continue to invest in our general and administrative function to support the growth of our business. In addition, we expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of a public company, increased insurance and investor relations expenses, and increased professional services fees (including acquisition-related expenses). As a result, we expect general and administrative expenses to increase in absolute dollars. We also expect our general and administrative expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to support the growth of our business, and to decrease over the long term as we benefit from greater scale.
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
Other income (expense), net. Other income (expense), net, includes interest earned on our cash and cash equivalents, gains and losses related to embedded derivatives and other financial instruments accounted for at fair value, and foreign currency exchange gains (losses), which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$668,806	$299,331	$1,272,683	$559,509
Costs and expenses:
Cost of revenue(1)(2)	245,853	118,051	468,914	194,504
Sales and marketing(1)(2)	265,463	135,319	530,976	263,986
Research and development(1)	77,462	29,702	138,338	48,814
General and administrative(1)	45,050	15,170	88,012	25,980
Lease modification and abandonment of leasehold improvements	—	7,851	—	7,851
Total costs and expenses	633,828	306,093	1,226,240	541,135
Income (loss) from operations	34,978	(6,762)	46,443	18,374
Other income (expense):
Interest expense and loss on settlement of debt	(19,030)	(18,809)	(54,040)	(37,438)
Other income (expense), net	(1,570)	3,157	8,220	4,178
Total other income (expense)	(20,600)	(15,652)	(45,820)	(33,260)
Income (loss) before income taxes	14,378	(22,414)	623	(14,886)
Provision for (benefit from) income taxes	14	(703)	(3,166)	2,161
Net income (loss)	$14,364	$(21,711)	$3,789	$(17,047)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$473	$49	$582	$78
Sales and marketing	2,221	789	4,040	1,241
Research and development	13,573	2,342	20,038	3,869
General and administrative	10,877	1,852	32,443	3,306
Total stock-based compensation	$27,144	$5,032	$57,103	$8,494
(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$95,200	$44,562	$177,385	$72,138
Sales and marketing	6,034	2,726	9,243	5,420
Total amortization expense related to acquired intangibles	$101,234	$47,288	$186,628	$77,558

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	37%	39%	37%	35%
Sales and marketing	40%	45%	42%	47%
Research and development	12%	10%	11%	9%
General and administrative	7%	5%	7%	5%
Lease modification and abandonment of leasehold improvements	—%	3%	—%	1%
Total costs and expenses	95%	102%	96%	97%
Income (loss) from operations	5%	(2)%	4%	3%
Other income (expense):
Interest expense and loss on settlement of debt	(3)%	(6)%	(4)%	(7)%
Other income (expense), net	0%	1%	1%	1%
Total other income (expense)	(3)%	(5)%	(4)%	(6)%
Income (loss) before income taxes	2%	(7)%	0%	(3)%
Provision for (benefit from) income taxes	0%	0%	0%	0%
Net income (loss)	2%	(7)%	0%	(3)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		2020 to 2021 % change	Six Months Ended June 30,		2020 to 2021 % change
	2021	2020		2021	2020
Business Revenue – Apps	$162,223	$95,583	70%	$319,186	$195,332	63%
Business Revenue – Software Platform	145,664	40,909	256%	234,083	87,421	168%
Total Business Revenue	307,887	136,492	126%	553,269	282,753	96%
Consumer Revenue	360,919	162,839	122%	719,414	276,756	160%
Total Revenue	$668,806	$299,331	123%	$1,272,683	$559,509	127%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total revenue increased by $369.5 million, or 123%, for the three months ended June 30, 2021 compared to the prior year period due to increases in Business Revenue – Software Platform of 256%, Business Revenue – Apps of 70% and Consumer Revenue of 122%.
For the three months ended June 30, 2021, our Business Revenue increased by $171.4 million from the prior year period. For the three months ended June 30, 2021, our Business Revenue from our Software Platform increased by $104.8 million from the prior year period primarily due to AppDiscovery where installations increased 91% and price per installation increased 57% compared to the prior year period as well as our addition of Adjust during the quarter. The increase in our Business Revenue from Apps of $66.6 million was primarily a result of increased advertising revenue from existing Apps and new Apps developed by our Owned and Partner Studios which contributed $46.7 million of the increase while acquired Apps contributed the remaining increase. Our Business Revenue from Apps grew due to a 31% increase in price per advertising impression and a 30% increase in the volume of advertising impressions compared to the prior year period. Usage of advertising inventory by our Owned Studios and Partner Studios represented 24% of installations during the three months ended June 30, 2021. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended June 30, 2021, our Consumer Revenue increased by $198.1 million from the prior year period, primarily due to a 107% increase in the volume of in-app purchases, as well as a 7% increase in price per in-app purchase. Existing and newly developed Apps by our Owned and Partner Studios contributed $160.7 million of the increase, while Apps acquired since June 30, 2020 generated the remaining increase.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Total revenue increased by $713.2 million, or 127%, for the six months ended June 30, 2021 compared to the prior year period due to increases in Business Revenue – Software Platform of 168%, Business Revenue – Apps of 63% and Consumer Revenue of 160%.
For the six months ended June 30, 2021, our Business Revenue increased by $270.5 million from the prior year period. For the six months ended June 30, 2021, our Business Revenue from our Software Platform increased by $146.7 million from the prior year period primarily due to AppDiscovery where installations increased 82% and price per installation increased 27% compared to the prior year period as well as our addition of Adjust during the period. Our Business Revenue from Apps grew due to a 34% increase in the volume of advertising impressions and a 22% increase in price per advertising impression compared to the prior year period. Usage of advertising inventory by our Owned Studios and Partner Studios represented 24% of installations during the six months ended June 30, 2021. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
For the six months ended June 30, 2021, our Consumer Revenue increased by $442.7 million from the prior year period, primarily due to a 138% increase in the volume of in-app purchases, as well as a 9% increase in price per in-app purchase.

Cost of revenue

	Three Months Ended June 30,		2020 to 2021 % Change	Six Months Ended June 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$245,853	$118,051	108%	$468,914	$194,504	141%
Percentage of revenue	37%	39%		37%	35%
Cost of revenue in the three months ended June 30, 2021 increased by $127.8 million, or 108%, compared to the same period in the prior year. The increase in the three months ended June 30, 2021 was primarily due to an increase of $54.1 million in third-party payment processing fees as a result of the growth in Consumer Revenue, $52.6 million in depreciation & amortization of acquired-technology driven by an increase in acquisition activity, and an increase of $14.2 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in the six months ended June 30, 2021 increased by $274.4 million, or 141%, compared to the same period in the prior year. The increase in the six months ended June 30, 2021 was primarily due to an increase of $127.1 million in third-party payment processing fees as a result of the growth in Consumer Revenue, $107.4 million in depreciation & amortization of acquired-technology driven by an increase in acquisition activity, and an increase in expenses associated with operating our network infrastructure driven by the growth in our operations of $27.7 million.
Sales and marketing

	Three Months Ended June 30,		2020 to 2021 % Change	Six Months Ended June 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing	$265,463	$135,319	96%	$530,976	$263,986	101%
Percentage of revenue	40%	45%		42%	47%
Sales and marketing expenses in the three months ended June 30, 2021 increased by $130.1 million, or 96%, compared to the same period in the prior year primarily due to a $113.6 million increase in user acquisition costs.
Sales and marketing expenses in the six months ended June 30, 2021 increased by $267.0 million, or 101%, compared to the same period in the prior year primarily due to a $244.2 million increase in user acquisition costs.
Research and development

	Three Months Ended June 30,		2020 to 2021 % Change	Six Months Ended June 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$77,462	$29,702	161%	$138,338	$48,814	183%
Percentage of revenue	12%	10%		11%	9%
Research and development expenses in the three months ended June 30, 2021 increased by $47.8 million, or 161%, compared to the same period in the prior year. The increase in the three months was primarily due to an increase of $23.0 million in professional services costs related to development of new games by third parties and an increase of $22.6 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher fair value of our common stock and an increase in headcount.
Research and development expenses in the six months ended June 30, 2021 increased by $89.5 million, or 183%, compared to the same period in the prior year. The increase in the six months was primarily due to an increase of $40.9 million in professional services costs related to development of new games by third parties and an increase of $42.2 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher fair value of our common stock and an increase in headcount.
General and administrative

	Three Months Ended June 30,		2020 to 2021 % Change	Six Months Ended June 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$45,050	$15,170	197%	$88,012	$25,980	239%
Percentage of revenue	7%	5%		7%	5%
General and administrative expenses in the three months ended June 30, 2021 increased by $29.9 million, or 197%, compared to the same period in the prior year. The increase in the three months was primarily due to an increase of $23.5 million in personnel-related expenses related to an increase stock-based compensation expense due to higher fair value of our common stock and an increase in headcount to support our growth.
General and administrative expenses in the six months ended June 30, 2021 increased by $62.0 million, or 239% compared to the same periods in the prior year. The increase in the six months was primarily due to an increase of $52.5 million in personnel-related expenses related to an increase stock-based compensation expense due to higher fair value of our common stock and an increase in headcount to support our growth.

Lease modification and abandonment of leasehold improvements

We recognized a net loss of $7.9 million in 2020 in connection with the termination of one of Machine Zone’s leases and the write-off of leasehold improvements and other assets related to this real estate lease.
Interest expense and loss on settlement of debt

	Three Months Ended June 30,		2020 to 2021 % Change	Six Months Ended June 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(19,030)	$(18,809)	1%	$(54,040)	$(37,438)	44%
Percentage of revenue	(3)%	(6)%		(4)%	(7)%
In the three and six months ended June 30, 2021, Interest expense and loss on settlement of debt increased by $0.2 million, or 1%, and $16.6 million, or 44%, respectively, compared to the same periods in the prior year. The increase in the six months ended June 30, 2021 was primarily due to a loss on the settlement of term loans of $16.9 million during the period.
Other income (expense), net

	Three Months Ended June 30,		2020 to 2021 % Change	Six Months Ended June 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Other income (expense), net	$(1,570)	$3,157	(150)%	$8,220	$4,178	97%
Percentage of revenue	—%	1%		1%	1%
In the three months ended June 30, 2021, Other income (expense), net decreased by $4.7 million, or 150%, compared to the same period in the prior year. The decrease was primarily due to a reduction in gains associated with a term loan embedded derivative of $1.9 million, a fair value remeasurement loss of $1.8 million and an unrealized loss of $0.6 million related to marketable equity securities.

In the six months ended June 30, 2021, Other income (expense), net increased by $4.0 million, or 97% compared to the same period in the prior year. The increase was primarily due to an increase in gains of $4.7 million related to term loan embedded derivative and $4.7 million related to marketable equity securities, partially offset by $3.4 million in debt issuance costs and $2.5 million in fair value remeasurement of convertible securities.
Liquidity and Capital Resources
Since inception, we financed our operations primarily through payments received from business clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock and borrowings made under our Credit Agreement. As of June 30, 2021, we had cash and cash equivalents of $1,183.7 million.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$152,276	$85,258
Net cash used in investing activities	(1,023,182)	(524,385)
Net cash provided by financing activities	1,737,766	257,776
Operating Activities
Net cash provided by operating activities was $152.3 million for the six months ended June 30, 2021, primarily consisting of $3.8 million of net income, adjusted for certain non-cash items, which included $196.0 million of amortization, depreciation and write-offs, $57.1 million of stock-based compensation expense, $16.9 million of loss on settlement of debt, $12.3 million of change in operating right of use asset and $6.4 million of amortization of debt issuance costs and discount, and $9.9 million of net unrealized gains on fair value remeasurement of financial instruments partially offset by a net increase in the operating assets and liabilities of $131.2 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets and decrease in operating lease liabilities partially offset by higher accounts payable and accrued and other liabilities.
Net cash provided by operating activities was $85.3 million for the six months ended June 30, 2020, primarily consisting of $17.0 million of net loss, adjusted for certain non-cash items, which included $83.7 million of depreciation and amortization expense, $8.5 million of stock-based compensation expense, $7.9 million of lease modification and abandonment of leasehold improvements, $3.6 million of change in operating right of use asset, and $3.4 million of amortization of debt issuance costs and discount, partially offset by a net increase in the operating assets and liabilities of $2.0 million. The net increase in the operating assets and liabilities was primarily driven by an increase in prepaid expenses and other current assets, decrease in accounts payable, accrued and other liabilities, operating lease liabilities partially offset by an increase in deferred revenue and lower accounts receivable and other assets.
Investing Activities
Net cash used in investing activities was $1,023.2 million for the six months ended June 30, 2021, primarily consisting of $1,017.0 million related to acquisitions, and $14.0 million in purchases of non-marketable investments and other and $10.0 million in proceeds from other investing activity.
Net cash used in investing activities was $524.4 million for the six months ended June 30, 2020, primarily related to acquisitions.
Financing Activities
Net cash provided by financing activities was $1,737.8 million for the six months ended June 30, 2021, primarily consisting of $1,744.2 million of proceeds from issuance of common stock in initial public offering, net of issuance costs as adjusted for cost reimbursement, $844.7 million of proceeds from debt issuance and $17.9 million proceeds from exercise of stock awards partially offset by payments for the principal repayment of debt of $706.9 million, deferred acquisition costs of $157.6 million and finance leases of $4.6 million.
Net cash provided by financing activities was $257.8 million for the six months ended June 30, 2020, primarily consisting of $331.3 million of proceeds from debt issuance partially offset by payments for the principal repayment of debt of $56.7 million, deferred acquisition costs of $11.0 million and finance leases of $4.4 million.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. We used proceeds from our initial public offering to repay in full the aggregate amount of $400.0 million outstanding under the revolving credit facility in April 2021. As of June 30, 2021, our total outstanding indebtedness under the Credit Agreement was $1.79 billion, consisting of outstanding term loans. See Note 8, Credit Agreement, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
In April 2021, we completed two separate transactions to acquire certain mobile game Apps from two foreign-based independent mobile game developers in exchange for an aggregate upfront cash consideration of $300.0 million and potential future earn-out payments. With respect to the first transaction, the potential future earn-out payments are contingent on the revenue generated by the acquired game Apps exceeding a certain revenue threshold, which will be measured and payable (if applicable) each year for four years from the date of the transaction. With respect to the second transaction, the potential future earn-out payments will be determined in a manner similar to the first transaction, in addition to a potential one-time earn-out payment of $50.0 million contingent on the achievement of a certain monthly revenue milestone within the four years following the date of the transaction. Because these contingent consideration arrangements are based on the success of relevant Apps and are not guaranteed, we do not expect our results of operations would be materially and adversely affected by the payment of amounts under such arrangements.
In May 2021, we amended a certain agreement with a cloud service provider to increase the aggregate spend commitment from $130.0 million to $300.0 million through May 2026.
In June 2021, we acquired certain mobile Apps from a foreign-based independent mobile game developer in exchange for an upfront cash consideration of $130.0 million and future earn-out payments. The potential future earn-out payments for the acquired mobile Apps are contingent on the revenue and/or earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the acquired Apps exceeding certain thresholds. Because these contingent consideration arrangements are based on the success of relevant Apps and are not guaranteed, we do not expect our results of operations would be materially and adversely affected by the payment of amounts under such arrangements.

With the exception of the transactions described above and except for scheduled payments from the ongoing business, there were no material changes in our commitments under contractual obligations as of December 31, 2020 as disclosed in our final prospectus relating to our initial public offering dated April 14, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2021, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our final prospectus filed with the SEC on April 7, 2021 (our “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”).
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates.
As of June 30, 2021, we had unrestricted cash and cash equivalents of $1.18 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of June 30, 2021, we had a debt balance of $1.79 billion. A hypothetical 50 basis point change in interest rates as of June 30, 2021 would not have a material impact on our net income for the three months ended June 30, 2021.
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
Risk Factor Summary
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among other things:
•We have a limited operating history, especially with respect to our AppLovin Apps, which makes it difficult to evaluate our current business and future performance and the risks we may encounter.
•Our results of operations are likely to fluctuate from period-to-period, which could cause the market price of our Class A common stock to decline.
•The mobile app ecosystem is intensely competitive. If business clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
•The mobile app ecosystem is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.
•The failure to attract new business clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.
•If we are unable to launch or acquire new Apps and successfully monetize them, or continue to improve the experience and monetization of our existing Apps, our business, financial condition, and results of operations could be adversely affected.
•If we fail to retain existing users or add new users cost-effectively, or if our users decrease their level of engagement with Apps, our business, financial condition, and results of operations could be adversely affected.
•We have experienced significant growth through strategic acquisitions and partnerships, and we face risks related to the integration of such acquisitions and the management of such growth.
•We plan to continue to expand and diversify our operations through strategic acquisitions and partnerships. We face a number of risks related to these transactions.

•We rely on third-party platforms to distribute our Apps and collect revenue, and if our ability to do so is harmed, or such third-party platforms change their policies in such a way that restricts our business, increases our expenses, or limits the information we derive from our Apps, our business, financial condition, and results of operations could be adversely affected.
•The multi-class structure of our common stock and the Voting Agreement among the Class B Stockholders have the effect of concentrating voting power with the Class B Stockholders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.
•We are considered a “controlled company” within the meaning of the Nasdaq corporate governance requirements, and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
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
Our limited operating history, especially with respect to our AppLovin Apps, which we launched in 2018, may make it difficult to evaluate our current business and our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the mobile app ecosystem, including our ability to:
•accurately forecast our revenue and plan our operating expenses;
•attract new and retain existing business clients using AppLovin Software Platform and users of our Apps;
•successfully compete with current and future competitors, some of whom are also our clients;
•successfully expand our business in existing markets and enter new markets and geographies;
•successfully execute strategic acquisitions and partnerships;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•comply with existing and new laws and regulations applicable to our business;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•establish and maintain our brand and reputation;
•adapt to rapidly evolving trends in the ways businesses and consumers interact with technology;
•effectively manage our rapid growth;
•avoid interruptions or disruptions in our AppLovin Core Technologies, Software Platform, or Apps; and
•hire, integrate, and retain key personnel.
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
Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:
•our ability to maintain and grow our business client and user bases;
•changes to our Core Technologies, Software Platform, Apps, or other offerings, or the development and introduction of new software or development of new mobile apps by our studios or our competitors;
•changes to the policies or practices of companies or governmental agencies that determine access to third-party platforms, such as the Apple App Store and the Google Play Store, or to our Software Platform, Apps, website, or the internet generally;
•changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers (IDFA), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;
•the diversification and growth of revenue sources beyond our current Software Platform and Apps;
•the actions of our competitors, both with respect to their own offerings and, to the extent such competitors are also our clients, with respect to their use of our Software Platform;
•costs and expenses related to the strategic acquisitions and partnerships, including costs related to integrating mobile gaming studios or other companies that we acquire, as well as costs and expenses related to the development of our Core Technologies, Software Platform, or Apps;
•our ability to achieve or maintain profitability;
•increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;
•system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;
•changes in the legislative or regulatory environment, including with respect to privacy and data protection, or actions by governments or regulators, including fines, orders, or consent decrees;
•charges associated with impairment of any assets on our balance sheet or changes in our expected estimated useful life of property and equipment and intangible assets;
•adverse litigation judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;
•changes in the legislative or regulatory environment, such as with respect to privacy;
•the overall tax rate for our business, which may be affected by the mix of income we earn in the United States and in jurisdictions with comparatively lower tax rates;
•the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.
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
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of our users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. In addition, non-game applications for mobile devices, such as social media and messaging, television, movies, music, dating, and sports, have become increasingly popular, making the overall mobile app ecosystem highly fragmented and making it more difficult for any mobile app to differentiate itself. To the extent we explore new business opportunities in the mobile app ecosystem or otherwise, we may also compete with established businesses with more experience in such areas. Our future growth depends in part on the overall health of the mobile app ecosystem and in particular, mobile gaming. Increasing competition could result in decreases in our App users, increased user acquisition costs, lower engagement with our Apps, and loss of key personnel, all of which could adversely affect our business, financial condition, or results of operations.
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

Business Revenue could also be impacted by a number of other factors, including:
•our ability to attract and retain business clients;
•our ability to improve the effectiveness and predictability of our advertising and matching algorithms;
•our ability to maintain or increase advertiser demand and third-party publisher supply, the quantity, or quality of advertisements shown to users, or our pricing of advertisements;
•our ability to continue to increase user access to and engagement with our Apps;
•mobile app changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of advertisements displayed on our Apps;
•our ability to recruit, train, and retain personnel to support continued growth of our Software Platform;
•our ability to establish and maintain our brand and reputation;
•loss of market share to our competitors, including if competitors offer lower priced, more integrated, or otherwise more effective products;
•the development and success of technologies designed to block the display of advertisements or block our ad measurement tools, which have in the past impacted and may in the future impact our business, or technologies that make it easier for users to opt out of behavioral targeting;
•the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our Software Platform to advertisers, developers and publishers, or our ability to further improve such tools;
•government actions or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the GDPR), ePrivacy Directive, the California Consumer Privacy Act (the CCPA), and the Children’s Online Privacy Protection Act (the COPPA);
•decisions by business clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including the impact of the COVID-19 pandemic and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
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
In addition, our ability to successfully launch or acquire Apps and their ability to achieve commercial success will depend in part on our ability to:
•effectively market our Apps to existing and new users;
•achieve a positive return on investment from our marketing and user acquisition costs or achieve organic user growth;
•adapt to changing trends, user preferences, new technologies, and new feature sets for mobile and other devices, including determining whether to invest in development for any new technologies, and achieve a positive return on the costs associated with such adaptation;
•continue to adapt mobile app feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth, and varying processing power and screen sizes;
•achieve and maintain successful user engagement and effectively monetize our Apps;
•develop mobile games that can build upon or become franchise games and expand and enhance our mobile games after their initial releases;
•develop Apps other than mobile games;
•identify and execute strategic acquisitions and partnerships;
•attract advertisers to advertise on our Apps;
•partner with third-party platforms and obtain featuring opportunities;
•compete successfully against a large and growing number of competitors;
•accurately forecast the timing and expense of our operations, including mobile app and feature development, marketing, and user acquisition;
•minimize and quickly resolve bugs or outages;
•acquire, or invest in, and successfully integrate high quality mobile app companies or technologies; and
•retain and motivate talented and experienced developers and other key personnel from such acquisitions and investments.
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop and launch new Apps. Even if successful, certain genres of mobile apps, such as casual games, may have a relatively short lifespan. Further, as our Apps expand into additional genres of mobile games or additional categories of mobile apps, we will face risks as well as market, legal and regulatory challenges specific to those genres or categories. For example, in mid-core games, there is typically a higher upfront investment prior to the launch of a game compared to casual games, which means publishing a new game in that genre will expose us to greater risks as our financial condition and results of operations will be more significantly adversely affected to the extent such a game does not become popular and commercially successful. If we are not successful in launching new mobile games or expanding into other genres of mobile games or categories of mobile apps, our business, financial condition, and results of operations could be adversely affected.

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
The size of our user base and the level of user engagement with our Apps are critical to our success. Our results of operations have been and will continue to be significantly determined by our success in acquiring and engaging App users. We expect that the number of our App users may fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. In addition, if people do not perceive our Apps as useful or entertaining, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement, which could harm our revenue. A number of mobile apps that achieved early popularity have since seen their user bases or user engagement levels decline. There is no guarantee that we will not experience a similar erosion of our App users or user engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different Apps. Any number of factors can adversely affect user growth and engagement, including if:
•users increasingly engage with mobile apps offered by competitors or mobile apps in categories other than those of our Apps;
•we fail to introduce new Apps or features that users find engaging or that achieve a high level of market acceptance or we introduce new Apps, or make changes to existing Apps that are not favorably received;
•users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of advertisements that we display;
•users have difficulty installing, updating, or otherwise accessing our Apps as a result of actions by us or third parties;
•we are unable to continue to develop Apps that work with a variety of mobile operating systems and networks; and
•questions about the quality of our Apps, our data practices or concerns related to privacy and sharing of personal information and other user data, safety, security, or other factors.
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
Challenges and risks from such strategic acquisitions and partnerships include:
•diversion of our management’s attention in the acquisition and integration process, including oversight over acquired businesses which continue their operations under contingent consideration provisions in acquisition agreements;
•declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future performance;
•the need to integrate the operations, systems, technologies, products, and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•the need to implement internal controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices and incident response plans, compliance with privacy and other regulations protecting the rights of clients and users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed generally accepted accounting principles in the United States (GAAP);
•the implementation of restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies;
•the fact that we may be required to pay contingent consideration in excess of the initial fair value, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;
• in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisition;
•increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, equity, job types, and lines of business globally; and
•liability for activities of the acquired company before the acquisition, including intellectual property, commercial, and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities.
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
Further, completing larger acquisitions or other strategic transactions is significantly riskier in that such transactions require additional consideration and management attention to complete, and could introduce additional exposure to regulatory and compliance risk. To complete these transactions, we may need to spend large amounts of cash, which may not be available to us on acceptable terms, if at all, or issue equity or equity-linked consideration, which may dilute our current stockholders. For example, in connection with our acquisition of Adjust in April 2021, we issued convertible securities that converted into an aggregate of 6,320,688 shares of our Class A common stock. Further, we generally devote more time and resources towards performing diligence on larger transactions and may be required to devote more resources towards regulatory requirements in connection with such transactions. To the extent that we do not perform sufficient diligence on a larger acquisition or such a transaction does not generate the expected benefits, our business, financial condition, and results of operations will be harmed, and to a greater extent than would occur with a smaller transaction.
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
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in June 2020, Apple announced a plan to overhaul IDFA as part of a new proposed application tracking transparency framework that, among other things, would require opt-in consent for certain types of tracking. The extent of such potential IDFA and transparency changes, and their timing, remains uncertain. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The proposed IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple has also announced a new application tracking transparency framework that would require opt-in consent for certain types of tracking. This transparency framework, which began being rolled out in late April 2021, has had a limited impact and may in the future have an impact on the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of business clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the six months ended June 30, 2021, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 34% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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

In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, as was the case with our Apps. Additionally, our future growth may include expansion into additional genres of mobile games, other mobile app sectors, or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. We have in the past and may in the future expend significant resources in connection with strategic acquisitions and partnerships to expand into new business opportunities. Even if successful, the growth of any new business opportunity could create significant challenges for our management and operational resources and could require considerable investment. The deployment of significant resources towards a new opportunity that proves unsuccessful, or our inability to choose the correct investment opportunities for our future, could adversely affect our business, financial condition, and results of operations.
Our international operations are subject to increased challenges and risks.
We expect to continue to expand our international operations in the future by opening new offices, entering into strategic partnerships with new international game studios, acquiring companies that may have international operations, and providing our Apps in additional countries and languages. For example, our studios that we own (Owned Studios) and others that we partner with (Partner Studios) are located throughout the world, including in areas with less certain legal and regulatory regimes or more potential risks, such as China and Vietnam. Expanding our international operations may subject us to risks associated with:
•recruiting and retaining talented and capable management and employees in foreign countries;
•the diversion of senior management attention;
•challenges caused by distance, language, and cultural differences;
•developing and customizing Software Platform and Apps that appeal to the tastes and preferences of users in international markets;
•the inability to offer certain Software Platform or Apps in certain foreign countries;
•competition from local mobile app developers with intellectual property rights and significant market share in those markets and with a better understanding of user preferences;
•utilizing, protecting, defending, and enforcing our intellectual property rights;
•negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•the inability to extend proprietary rights in our brand, content, or technology into new jurisdictions;
•implementing alternative payment methods for features and virtual goods in a manner that complies with local laws and practices and protects us from fraud;
•compliance with applicable foreign laws and regulations, including anti-bribery laws, privacy laws, and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to IAPs in free-to-play games that are directed toward children 16 and under);
•credit risk and higher levels of payment fraud;
•currency exchange rate fluctuations;
•protectionist laws and business practices that favor local businesses in certain countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws in the United States or the foreign jurisdictions in which we operate;
•political, economic, and social instability;
•public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, clients, users, advertisers, app developers, and business partners internationally;
•higher costs associated with doing business internationally, including costs related to local advisors;

•export or import regulations; and
•trade and tariff restrictions.
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
The full extent to which the COVID-19 pandemic and the various responses thereto impact our business, operations, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic; governmental, business, and individual actions that have been and continue to be taken in response to the pandemic; the effect on our clients; disruptions or restrictions on our employees’ ability to work and travel; the availability and cost to access the capital markets; and interruptions related to our cloud networking and mobile app infrastructure and that impact our business partners, platform providers, clients, and customer service and support providers. As a result of the COVID-19 pandemic, we have temporarily closed some of our offices around the world and implemented travel restrictions. While substantially all of our business operations can be performed remotely and we are planning reopening for certain offices, many of our employees are juggling additional work-related and personal challenges. With the general shift to remote work, we are able to tap into candidate pools previously unavailable to us, but candidates have also sought increased flexibility and may have more options available to them. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, users, business partners, and stockholders.
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
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the SCCs); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. This decision imposes restrictions on the ability to transfer personal data from the European Union and Switzerland to the United States, and with the exit of the United Kingdom from the EU, we and other companies face additional restrictions on transfers of personal data from the United Kingdom. EU regulators since have issued additional guidance regarding these additional requirements that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs taking into account the Schrems II case and reflecting new requirements under the GDPR. The decision foresees an 18-month grace period for companies to adopt the new SCCs. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area and the United Kingdom to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area and the United Kingdom to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the European Economic Area and the United Kingdom to the United States. We and our clients may face a risk of enforcement actions by data protection authorities in the European Economic Area and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Any of these developments may have an adverse effect on our business.
Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020, with implementing regulations taking effect August 14, 2020, and which created new privacy rights for users residing in the state including a private right of action for data breaches. The California Privacy Rights Act (the "CPRA") was approved by California voters in November 2020, goes into effect on January 1, 2023, and will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states appear to be following California's lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our business. Compliance with the GDPR, CCPA, COPPA, and similar legal requirements, such as Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais, has required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors.
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
All of our mobile games are subject to our privacy policy and our terms of service located in application storefronts, within our mobile games, and on our corporate website. We endeavor to comply with industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations, or industry codes of conduct may be passed, or existing laws, policies, legal obligations, or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with laws and regulations concerning privacy, information security, data protection, consumer protection, and protection of minors; our privacy policy and terms of service; our or other privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
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
With respect to our Apps, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as content that depicts violence, the social casino game genre, or loot boxes, many of which are ambiguous or still evolving and could be interpreted in ways that could adversely affect our business or expose us to liability. Some state attorney generals as well as other international regulatory bodies have brought and may continue to bring legal actions against social casino app developers and the third-party distribution platforms for such apps. Further, several jurisdictions have been regulating and continue to regulate the use of loot boxes in mobile games. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a user can acquire a virtual loot box, typically through mobile game play or by using virtual goods, but the user does not know which virtual good(s) he or she will receive (which may be a common, rare, or extremely rare item, and may be a duplicate of an item the user already has in his or her inventory) until the loot box is opened. The user will always receive one or more virtual goods when he or she opens the loot box, but the user does not know exactly which item(s) until the loot box is opened. In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain games by other companies that they reviewed constituted illegal gambling under each country’s laws. Further, the Federal Trade Commission (the FTC) has examined consumer protection issues related to loot boxes and various other jurisdictions, including certain U.S. states, Australia, Brazil, and the United Kingdom are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Additionally, in 2021, Germany approved a new Youth Protection Act, that came into effect on May 1, 2021, which makes it unlawful to sell video games that contain loot boxes to minors. In some of our mobile games, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states, or other international jurisdictions could require that these game mechanics be modified or removed from games or that such apps be changed entirely, both of which could increase the costs of operating our mobile games, impact user engagement and monetization, or otherwise adversely affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics or genres. Further, laws or regulations may vary significantly across jurisdictions.
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the mobile app ecosystem, including user privacy, advertising, communications, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of IAPs, labeling of free-to-play mobile games, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover our mobile games and the virtual currency, goods, or payments that we receive. We may also expand into new business opportunities that subject us to additional laws and regulations. As such, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the mobile app ecosystem. Any costs incurred as a result of adapting to laws and regulations, or as a result of liability in connection therewith, could adversely affect our business, financial condition, and results of operations.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, which are scheduled to mature in 2025. As of June 30, 2021, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $1.79 billion, consisting of term loans. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
Our indebtedness could adversely impact us. For example, these obligations could among other things:
•make it difficult for us to pay other obligations;
•increase our cost of borrowing;
•make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, strategic acquisitions and partnerships, debt service requirements, or other purposes;
•restrict us from making strategic acquisitions and partnerships or cause us to make divestitures or similar transactions;
•adversely affect our liquidity and result in a material adverse effect on our financial condition upon repayment of the indebtedness;

•require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;
•increase our vulnerability to adverse and economic conditions;
•increase our exposure to interest rate risk from variable rate indebtedness;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•limit our flexibility in planning for and reacting to changes in our business.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2021, the Class B Stockholders collectively held approximately 93% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Class B Stockholders have entered into a voting agreement (the Voting Agreement) whereby all Class B common stock held by the Class B Stockholders and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali (one of which must be Mr. Foroughi). As a result, the Class B Stockholders, in particular, Mr. Foroughi, Mr. Chen, and KKR Denali, will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Class B Stockholders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
As a result of our multi-class common stock structure and the Voting Agreement among the Class B Stockholders, the Class B Stockholders collectively hold greater than a majority of the voting power of our outstanding capital stock and the Class B Stockholders have the authority to vote the shares of all Class B common stock, subject to the terms of the Voting Agreement, at their discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the Nasdaq corporate governance requirements. Under these corporate governance requirements, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that we have a nominating/corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
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
The market price of our Class A common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the COVID-19 pandemic;
•volatility in the market and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•rumors and market speculation involving us or other companies in our industry;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or perceived significant data breaches involving our Software Platform or Apps;
•the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•third-party data published about us or other mobile gaming companies, whether or not such data accurately reflects actual levels of usage;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•fluctuations in the trading volume of shares of our Class A common stock or the size of our public float;
•short selling of our Class A common stock or related derivative securities;
•actual or anticipated changes or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•our issuance of shares of our Class A common stock;
•litigation or regulatory action involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•major catastrophic events in our domestic and foreign markets;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
All of our directors and executive officers, and the holders of substantially all of our outstanding equity securities have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our stock during the period ending 180 days after the date of the final prospectus (the lock-up period) relating to our initial public offering (the Prospectus), dated April 14, 2021 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act); provided that:
•up to 15% of the shares of common stock (including shares issuable upon exercise of vested options) held as of the date of the Prospectus by current and former employees (as such term is defined for purposes of Form S-8), but excluding current executive officers and directors, subject to the lock-up agreements were not restricted by lock-up agreements and could be sold at the commencement of trading on April 15, 2021, the first trading day on which our Class A common stock was traded on the Nasdaq Global Select Market (the First Trading Day Release); and
•up to 20% of the shares held as of the date of the Prospectus (including shares issuable upon the exercise of options that are scheduled to be vested as of the date that is 90 days thereafter provided, however, the lock-up signatory continues to be a service provider to us through such date) subject to the lock-up agreements may become eligible for sale in the public market at the open of trading on August 13, 2021 (the Earnings-Related Release).
In accordance with the terms of these lock-up agreements, because (i) at least 120 days have elapsed since the date of the Prospectus, and (ii) the lock-up period is scheduled to end during a regularly-scheduled blackout period under our insider trading policy, the lock-up period will end on August 31, 2021, which is 10 trading days prior to the commencement of such blackout period (the Blackout-Related Release).
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,500,000,000 shares of Class A common stock, up to 150,000,000 shares of Class C common stock, and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. For example, in connection with our acquisition of Adjust in April 2021, we issued convertible securities that converted into an aggregate of 6,320,688 shares of our Class A common stock. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our multi-class common stock structure and the Voting Agreement, which provide the Class B Stockholders with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
•vacancies on our board of directors may be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors, our Chief Executive Officer, or our President;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•our amended and restated certificate of incorporation does not provide for cumulative voting;
•our amended and restated certificate of incorporation allows stockholders to remove directors only for cause;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors, without further action by our stockholders;
•after the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the Voting Threshold Date), our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter; and
•certain litigation against us may only be brought in Delaware.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2021, we issued a convertible security, which converted during the period into a total of 6,229,081 shares of our Class A common stock in connection with one acquisition to certain former shareholders of the acquired company.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Regulation S promulgated under the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
On April 19, 2021, we exchanged a total of 150,307,622 shares of Class A common stock held by Adam Foroughi, our co-founder, Chief Executive Officer, and the Chairperson of our board of directors; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; KKR Denali Holdings L.P.; and certain affiliated trusts and entities for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
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

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Change of Location of Registered Agent and/or Registered office.	8-K	001-40325	3.1	June 15, 2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of AppLovin Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLOVIN CORPORATION

Date: August 13, 2021	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)