Form 10-Q
period 2021-09-30
AppLovin Corp
filed 2021-11-12
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, the number of shares of the registrant’s Class A common stock outstanding was 226,413,373 and the number of shares of the registrant’s Class B common stock outstanding was 147,807,622.

			Page
PART I		FINANCIAL INFORMATION (UNAUDITED)	3
	Item 1.	Condensed Consolidated Financial Statements	3
		Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
		Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	5
		Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	6
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	46

PART II		OTHER INFORMATION	47
	Item 1.	Legal Proceedings	47
	Item 1A.	Risk Factors	47
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
	Item 6.	Exhibits	84
		Signatures	85

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
•our integration plans and expected timing for the closing of the MoPub transaction;
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,049,617	$317,235
Accounts receivable, net	412,884	296,964
Prepaid expenses and other current assets	163,864	48,795
Total current assets	1,626,365	662,994
Property and equipment, net	62,910	28,587
Operating lease right-of-use assets	77,435	84,336
Goodwill	997,661	249,773
Intangible assets, net	1,758,796	1,086,332
Other assets	44,593	42,571
Total assets	$4,567,760	$2,154,593
Liabilities, redeemable noncontrolling interest, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$208,539	$147,275
Accrued liabilities	131,877	95,057
Licensed asset obligation	17,808	18,760
Short-term debt	18,310	15,210
Deferred revenue	84,884	86,886
Operating lease liabilities	21,278	22,206
Deferred acquisition costs, current	87,072	212,658
Total current liabilities	569,768	598,052
Non-current liabilities:
Long-term debt	1,731,020	1,583,990
Operating lease liabilities, non-current	65,705	71,755
Other non-current liabilities	152,048	59,032
Total liabilities	2,518,541	2,312,829
Commitments and Contingencies (Note 5)
Redeemable noncontrolling interest	160	309
Stockholders’ equity (deficit):
Convertible preferred stock, 100,000,000 and 109,090,908 shares authorized, nil and 109,090,908 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	399,589
Class A, Class B and Class F common stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class F nil) and 429,600,000 (Class A 386,400,000, Class B nil, Class F 43,200,000) shares authorized, 373,641,135 (Class A 225,833,513, Class B 147,807,622, Class F nil) and 226,364,401 (Class A 183,800,251, Class B nil, Class F 42,564,150) shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	7
Additional paid-in capital	3,084,928	453,655
Accumulated other comprehensive income (loss)	(27,560)	604
Accumulated deficit	(1,008,320)	(1,012,400)
Total stockholders’ equity (deficit)	2,049,059	(158,545)
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity (deficit)	$4,567,760	$2,154,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$726,951	$381,740	$1,999,634	$941,249
Costs and expenses:
Cost of revenue	254,052	163,060	722,966	357,564
Sales and marketing	285,224	153,014	816,200	417,000
Research and development	108,523	51,136	246,861	99,950
General and administrative	34,104	15,276	122,116	41,256
Lease modification and abandonment of leasehold improvements	—	—	—	7,851
Extinguishments of acquisition-related contingent consideration	—	74,712	—	74,712
Total costs and expenses	681,903	457,198	1,908,143	998,333
Income (loss) from operations	45,048	(75,458)	91,491	(57,084)
Other income (expense):
Interest expense and loss on settlement of debt	(18,756)	(20,110)	(72,796)	(57,548)
Other income (expense), net	(9,217)	1,169	(997)	5,347
Total other expense	(27,973)	(18,941)	(73,793)	(52,201)
Income (loss) before income taxes	17,075	(94,399)	17,698	(109,285)
Provision for (benefit from) income taxes	16,933	(4,485)	13,767	(2,324)
Net income (loss)	142	(89,914)	3,931	(106,961)
Add: Net loss attributable to noncontrolling interest	36	226	149	546
Net income (loss) attributable to AppLovin	178	(89,688)	4,080	(106,415)
Less: Net income attributable to participating securities	(1)	—	(568)	—
Net income (loss) attributable to common stock—Basic	177	(89,688)	3,512	(106,415)
Net income (loss) attributable to common stock—Diluted	$177	$(89,688)	$3,539	$(106,415)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.42)	$0.01	$(0.50)
Diluted	$0.00	$(0.42)	$0.01	$(0.50)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	368,427,532	214,638,272	309,353,304	212,998,263
Diluted	384,324,785	214,638,272	327,426,792	212,998,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$142	$(89,914)	$3,931	$(106,961)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax effect of $5.4 million and $8.0 million for the three and nine months ended September 30, 2021	(18,255)	218	(28,164)	278
Interest rate swap gain, net of tax effect of $1.5 million and $2.5 million for the three and nine months ended September 30, 2020	—	4,338	—	4,926
Total other comprehensive income (loss)	(18,255)	4,556	(28,164)	5,204
Add: Net loss attributable to noncontrolling interest	36	226	149	546
Total comprehensive loss attributable to AppLovin	$(18,077)	$(85,132)	$(24,084)	$(101,211)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2020	$309	109,090,908	$399,589	226,364,401	$7	$453,655	$604	$(1,012,400)	$(158,545)
Exercises and vesting of early exercised Class A common stock options	—	—	—	1,232,156	—	10,143	—	—	10,143
Repurchase of Class A common stock	—	—	—	(214,509)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	29,667	—	—	29,667
Total other comprehensive loss, net	—	—	—	—	—	—	(721)	—	(721)
Net loss	(54)	—	—	—	—	—	—	(10,521)	(10,521)
Balance as of March 31, 2021	255	109,090,908	399,589	227,382,048	7	493,465	(117)	(1,022,921)	(129,977)
Exercises and vesting of early exercised Class A common stock options	—	—	—	1,020,588	—	5,190	—	—	5,190
Exercise of warrants, net of shares withheld	—	—	—	6,229,081	—	—	—	—	—
Issuance of Class A common stock in connection with acquisitions	—	—	—	6,320,688	—	342,170	—	—	342,170
Issuance of Class A common stock	—	—	—	12,006	—	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs as adjusted for cost reimbursement	—	—	—	22,500,000	1	1,747,970	—	—	1,747,971
Conversion of preferred stock to common stock in connection with initial public offering	—	(109,090,908)	(399,589)	109,090,908	3	399,586	—	—	—
Repurchase of Class A common stock	—	—	—	(390,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	26,852	—	—	26,852
Total other comprehensive loss, net	—	—	—	—	—	—	(9,188)	—	(9,188)
Net income (loss)	(59)	—	—	—	—	—	—	14,423	14,423
Balance as of June 30, 2021	196	—	—	372,165,319	11	3,015,233	(9,305)	(1,008,498)	1,997,441
Exercises and vesting of early exercised Class A common common stock equity grants	—	—	—	991,787	—	7,782	—	—	7,782
Issuance of Class A common stock in connection with acquisitions	—	—	—	405,205	—	25,000	—	—	25,000
Issuance of Class A common stock	—	—	—	78,824	—	2,503	—	—	2,503
Stock-based compensation	—	—	—	—	—	34,410	—	—	34,410
Total other comprehensive loss, net	—	—	—	—	—	—	(18,255)	—	(18,255)
Net income (loss)	(36)	—	—	—	—	—	—	178	178
Balance as of September 30, 2021	$160	—	$—	373,641,135	$11	$3,084,928	$(27,560)	$(1,008,320)	$2,049,059
The accompanying notes are an integral part of these condensed consolidated financial statements

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2019	$—	109,090,908	$399,589	220,157,922	$7	$235,190	$(4,140)	$(887,213)	$(256,567)
Exercises and vesting of early exercised Class A common stock options	—	—	—	442,503	—	145	—	—	145
Repurchase of unvested Class A common stock related to early exercised stock options	—	—	—	(425,001)	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	(114,000)	—	(760)	—	—	(760)
Stock-based compensation	—	—	—	—	—	3,462	—	—	3,462
Total other comprehensive loss, net	—	—	—	—	—	—	(1,903)	—	(1,903)
Net income	—	—	—	—	—	—	—	4,664	4,664
Balance as of March 31, 2020	—	109,090,908	399,589	220,061,424	7	238,037	(6,043)	(882,549)	(250,959)
Exercises and vesting of early exercised Class A common stock options	—	—	—	37,593	—	117	—	—	117
Repurchase of Class A common stock	—	—	—	(135,000)	—	(1,006)	—	—	(1,006)
Issuance of common stock warrants and options in connection with an acquisition	—	—	—	—	—	39,040	—	—	39,040
Issuance of common stock warrants in connection with lease modification	—	—	—	—	—	433	—	—	433
Acquisition of noncontrolling interest	2,556	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,747	—	—	4,747
Total other comprehensive income, net	—	—	—	—	—	—	2,551		2,551
Net loss	(320)	—	—	—	—	—	—	(21,391)	(21,391)
Balance as of June 30, 2020	2,236	109,090,908	399,589	219,964,017	7	281,368	(3,492)	(903,940)	(226,468)
Exercises and vesting of early exercised Class A common stock options	—	—	—	2,487,705	—	840	—	—	840
Issuance of Class A common stock in connection with acquisitions	—	—	—	2,479,996	—	106,133	—	—	106,133
Stock-based compensation	—	—	—	—	—	10,568	—	—	10,568
Total other comprehensive income, net	—	—	—	—	—	—	4,556	—	4,556
Net loss	(226)	—	—	—	—	—	—	(89,688)	(89,688)
Balance as of September 30, 2020	$2,010	109,090,908	$399,589	224,931,718	$7	$398,909	$1,064	$(993,628)	$(194,059)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$3,931	$(106,961)
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	315,409	157,223
Amortization of debt issuance costs and discount	8,980	5,753
Stock-based compensation	91,828	19,362
Change in operating right-of-use asset	18,199	4,375
Lease modification and abandonment of leasehold improvements	—	7,851
Loss on extinguishments of acquisition related contingent consideration	—	74,712
Change in fair value of contingent consideration	(230)	—
Loss on settlement of debt	16,852	—
Net unrealized gains on fair value remeasurement of financial instruments	(9,305)	(4,400)
Net (gain) loss on foreign currency remeasurement	(4,080)	1,304
Changes in operating assets and liabilities:
Accounts receivable	(99,999)	(27,062)
Prepaid expenses and other current assets	(107,461)	(32,515)
Other assets	7,729	2,572
Accounts payable	49,345	(4,205)
Operating lease liabilities	(18,270)	(3,674)
Accrued and other liabilities	11,211	(2,389)
Deferred revenue	(7,303)	30,780
Net cash provided by operating activities	276,836	122,726
Investing Activities
Purchase of property and equipment	(962)	(2,842)
Acquisitions, net of cash acquired	(1,198,789)	(559,080)
Purchase of non-marketable investments and other	(15,000)	(1,500)
Proceeds from other investing activities	11,358	—
Capitalized software development costs	(2,859)	—
Net cash used in investing activities	(1,206,252)	(563,422)
Financing Activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs as adjusted for cost reimbursement	1,745,228	—
Proceeds from debt issuance, net of issuance costs	844,729	331,346
Payments of debt principal	(711,482)	(60,493)
Payments of finance leases	(9,690)	(7,342)
Proceeds from exercise of stock options	25,486	1,104
Payments of deferred acquisition costs	(231,664)	(14,442)
Repurchases of common stock	—	(1,766)
Payments of deferred IPO costs	—	(220)
Net cash provided by financing activities	1,662,607	248,187
Effect of foreign exchange rate on cash and cash equivalents	(809)	65
Net increase (decrease) in cash and cash equivalents	732,382	(192,444)
Cash and cash equivalents at beginning of the period	317,235	396,247
Cash and cash equivalents at end of the period	$1,049,617	$203,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental non-cash investing and financing activities disclosures:
Issuance of convertible security related to acquisitions	$342,170	$—
Acquisitions not yet paid	$74,347	$16,073
Settlement of convertible security through issuance of common stock	$25,000	$—
Assets acquired under finance leases	$12,584	$5,459
Right of use assets acquired under operating leases	$3,508	$6,937
Settlement of bonus compensation through issuance of common stock	$2,503	$—
Acquisitions of business through issuance of common stock and common stock warrants	$—	$38,167
Settlement of contingent consideration through issuance of common stock	$—	$31,422
Deferred IPO costs not yet paid	$—	$530
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$72,182	$12,362
Cash paid for interest on debt	$47,021	$44,687
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus related to its initial public offering ("IPO") dated April 14, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
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
Initial Public Offering and Capital Structure Change
The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its IPO was declared effective on April 14, 2021, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on April 15, 2021. On April 19, 2021, the Company completed its IPO, in which the Company sold 22,500,000 shares of Class A common stock at price to the public of $80.00 per share. The Company received aggregate net proceeds of $1.75 billion after deducting underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements. KKR Capital Markets LLC was an underwriter for the IPO and is an affiliate of KKR Denali Holdings L.P. (“KKR Denali”), who is a principal stockholder of the Company. The Company used $400.0 million of the net proceeds from the IPO to repay the entire outstanding amount under the revolving credit facility (See Note 8). KKR Capital Markets LLC is a lender under the revolving credit facility and an affiliate of KKR Denali, a principal stockholder of the Company.

Following the effectiveness of the IPO Registration Statement, the Company filed its Amended and Restated Certificate of Incorporation, which became effective immediately prior to the closing of the IPO (the “IPO Certificate”). The IPO Certificate authorizes a total of 1,500,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of preferred stock. Upon the filing and effectiveness of the IPO Certificate, all shares of Class F common stock and Series A convertible preferred stock then outstanding automatically converted into the equivalent number of shares of Class A common stock, respectively (the “Capital Stock Conversions”). Following the Capital Stock Conversions and immediately prior to the completion of the IPO, a total of 150,307,622 shares of Class A common stock held by Adam Foroughi, the Company’s co-founder, CEO, and Chairperson; Herald Chen, the Company’s President and Chief Financial Officer, and a member of the Company’s board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. Following the closing of the IPO, the Company had two classes of outstanding common stock: Class A common stock and Class B common stock. No shares of the Company’s Class C common stock or preferred stock were issued and outstanding as of September 30, 2021.
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
Business Revenue
The Software Platform provides the technology to match advertisers and third-party owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The pricing and terms for all mobile advertising arrangements are governed by the Company’s terms and conditions and generally stipulate payment terms of 30 days subsequent to the end of the month. The contract is fully cancellable at any time.
For Business Revenue generated through placement of advertisements on mobile applications owned by Publishers, the Company’s performance obligation is to provide an advertiser with access to the Software Platform which facilitates the advertiser’s purchase of advertising inventory from Publishers. The Company does not control the advertising inventory prior to its transfer to the advertiser, the Company’s customer, because the Company does not have the substantive ability to direct the use of, nor obtain substantially all of the remaining benefits from the advertising inventory. The Company is not primarily responsible for fulfillment and does not have any inventory risk. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of either the number of completions of agreed upon actions or advertisements displayed and the contractually agreed upon price per advertising unit with the advertiser less consideration paid or payable to Publishers.

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

3. Revenue
Disaggregation of Revenue
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Business Revenue - Apps	$156,208	$132,583	$475,394	$327,915
Business Revenue - Software Platform	193,307	39,841	427,390	127,262
Total Business Revenue	349,515	172,424	902,784	455,177
Consumer Revenue	377,436	209,316	1,096,850	486,072
Total Revenue	$726,951	$381,740	$1,999,634	$941,249
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	437,501	234,430	1,209,846	586,330
Rest of the World	289,450	147,310	789,788	354,919
Total Revenue	$726,951	$381,740	$1,999,634	$941,249
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended September 30, 2021 and 2020, the Company recognized $63.1 million and $44.0 million of revenue that was included in deferred revenue as of June 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $86.9 million and $8.2 million of revenue that was included in deferred revenue as of December 31, 2020 and 2019, respectively.
Unsatisfied Performance Obligations
All of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of September 30, 2021
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	Cash and cash equivalents	$820,594	$820,594	$—	$—
Marketable equity securities	Prepaid expenses and other current assets	5,165	5,165
Total financial assets		$825,759	$825,759	$—	$—
Financial Liability:
Convertible security	Deferred acquisition costs, current	$25,000	$25,000	$—	$—

			As of December 31, 2020
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	Cash and cash equivalents	$6,413	$6,413	$—	$—
Embedded derivative	Long-term debt	5,680	—	—	5,680
Total financial assets		$12,093	$6,413	$—	$5,680
Financial Liability:
Convertible security	Deferred acquisition costs, current	$46,500	$—	$—	$46,500

Convertible Security
In November 2020, the Company issued a convertible security as part of the consideration exchanged for certain mobile game Apps acquired from an independent foreign-based mobile game developer (the "Seller"). The Company elected to account for the convertible security using the fair value option. Under the fair value option, the financial liability is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The fair value of the convertible security was determined using the probability-weighted expected return method (“PWERM”). This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the fair value measurement of the convertible security is the expected timing of occurrence of an IPO and a discount for lack of marketability derived based on the remaining term of the lock up period related to the Company's Class A common stock into which the convertible security is convertible. Fair value measurements are highly sensitive to changes in this input and significant changes in this input would result in a significantly higher or lower fair value. For the three and nine months ended September 30, 2021, the Company recorded a total loss of $1.0 million and $3.5 million, respectively, in other income (expense), net in the Company’s condensed consolidated statements of operations due to the change in fair value of the convertible security. The convertible security is recorded in deferred acquisition costs, current, in the Company’s condensed consolidated balance sheets. In August 2021, the Seller elected to convert 50% of the convertible security with a stated value of $20.0 million into 405,205 shares of the Company's Class A common stock at a conversion price of $49.4 per share. The lock-up period to which the Class A common stock was subject expired during the three-month period ended September 30, 2021. As such, the fair value of the related convertible security was transferred from Level 3 to Level 1.
Embedded Derivative
Loans issued under Company’s credit agreement with the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (the “Credit Agreement”), contain certain interest adjustment features which were determined to be an embedded derivative requiring bifurcation and separate accounting as the features are not clearly and closely related to the host debt instrument. The embedded derivative was initially valued and remeasured using the “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument with and without the embedded derivative using a discounted cash flow approach. The difference of the estimated fair value between the instrument with the embedded derivative and the instrument without the embedded derivative is the fair value of the embedded derivative. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. The significant unobservable input used in the fair value measurement of the embedded derivative is the expected timing of occurrence of an IPO. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value. The initial fair value of the embedded derivative was determined to be nominal for term loans issued prior to 2021 and $5.6 million for the term loans issued in February 2021, which was accounted for as a reduction to the carrying amount of the term loans. After the effectiveness of the IPO Registration Statement, the applicable margins for both the Term Loans and the Revolving Credit Loans were reduced by 0.25% on April 16, 2021 in accordance with the pre-existing terms of the Credit Agreement. As a result, the embedded derivative for the contingent interest adjustment feature related to the term loans was settled. The Company remeasured the embedded derivative to its fair value of $17.8 million on the settlement date, and then reclassified it to the carrying amount of the term loans. For the three and nine months ended September 30, 2021, the Company recorded a total gain of nil and $7.6 million, respectively, in other income (expense), net in the Company’s condensed consolidated statements of operations due to the change in fair value of the embedded derivative. There was no gain or loss related to the change in fair value of the embedded derivative during the same periods in 2020.
Marketable Equity Securities
The Company’s marketable equity securities consist entirely of its investment in the ordinary shares of Huuuge, Inc., a foreign-based independent mobile game developer, which completed its initial public offering and became listed on the Warsaw Stock Exchange in the first quarter of 2021. The Company had carried the investment at cost in other assets on the Company’s consolidated balance sheets in prior fiscal years. The cost basis of the investment was immaterial. The fair value of the marketable equity securities was based on the quoted market price of Huuuge, Inc.’s ordinary shares as of September 30, 2021, and therefore was classified as a Level 1 fair value measurement. For the three and nine months ended September 30, 2021, the Company recorded a total unrealized gain of $0.4 million and $5.2 million, respectively, in other income (expense), net in the Company’s condensed consolidated statements of operations as a result of remeasuring the investment to fair value.

The following table presents a reconciliation of the Company’s financial asset and liability measured at fair value as of September 30, 2021 using significant unobservable inputs (Level 3), and the change in fair value (in thousands):

	Embedded Derivative	Convertible Security
Balance as of December 31, 2020	$5,680	$46,500
Addition related to the issuance of term loans in February 2021	5,630	—
Extinguishment of term loans in February 2021	(1,130)	—
Change in fair value recognized in earnings	7,640	3,500
Settlements	(17,820)	(25,000)
Transfers	—	(25,000)
Balance as of September 30, 2021	$—	$—

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
Letters of Credit
As of September 30, 2021 and December 31, 2020 the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of September 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
6. Acquisitions
2021 Acquisitions
Business Combinations
On April 20, 2021, the Company acquired adjust GmbH (“Adjust”), a mobile application tracking and analytics company. The Company purchased all of the outstanding shares of the capital stock of Adjust and settled all of Adjust’s debt for the stated purchase consideration of $980.0 million, which was composed of $352.0 million stated value of convertible securities convertible into a variable number of shares of the Company's Class A common stock at a variable conversion price, $50.0 million of cash holdback, and remaining amount of $578.0 million in cash consideration. The fair value of the convertible securities and fair value of the cash holdback are estimated to be $342.2 million and $47.6 million, respectively. As such, the fair value of the acquisition consideration is determined to be $967.8 million. The transaction is expected to expand the Company’s Software solutions and has been accounted for as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $3.1 million.
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
The Company’s condensed consolidated statement of operations for the nine months ended September 30, 2021 includes Adjust’s revenue of $49.4 million and pretax loss of $29.6 million for the period from the acquisition date of April 20, 2021 to September 30, 2021.
See Pro forma results of operations below under "Supplemental Pro Forma Information".

In May 2021, the convertible securities were converted into 6,320,688 shares of the Company's Class A common stock. As a result, the fair value of the convertible securities was reclassified into the stockholders' equity.
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
In June 2021, the Company acquired certain mobile Apps from a foreign-based independent mobile game developer in exchange for an upfront cash consideration of $130.0 million and future earn-out payments. The Company incurred a total transaction cost of $4.0 million related to the transaction. The transaction was accounted for as an asset acquisition with $134.0 million allocated to the acquired mobile Apps, which will be amortized over nine years. Concurrent with the closing of the transaction, the Company entered into a development services agreement with the independent mobile game developer to support the acquired mobile Apps, as well as to develop new mobile Apps during the four-year term of the agreement. With respect to all initially acquired mobile Apps, the potential future earn-out payments are contingent on the revenue and/or earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the acquired mobile Apps exceeding certain thresholds.
In August 2021, the Company acquired certain mobile Apps from a foreign-based independent mobile game developer in exchange for a total cash consideration of $150.0 million. The transaction was accounted for as an asset acquisition with $150.0 million allocated to the acquired mobile Apps, which will be amortized over 6 years.
During the three and nine months ended September 30, 2021, the Company also completed a number of other asset acquisitions for an aggregate upfront cash consideration of $28.8 million and $36.8 million, respectively, as well as potential future earn-out payments that are contingent on the revenue and/or profit generated by the acquired mobile Apps.
During the three and nine months ended September 30, 2021, the Company recognized total earn-out costs of $9.9 million and $97.5 million, respectively, of which $0.7 million and $68.6 million were related to an asset acquisition closed in 2020. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps.
In January 2021 the Company paid $60.0 million to Recoded, an independent foreign-based mobile game developer, in relation to a new mobile App acquired in 2020. In February 2021, the Company paid an additional $90.0 million to Recoded related to deferred cash consideration for the acquisition that closed in 2019.
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
The Company also assumed an intellectual property license agreement with a third-party game content provider that was included in the Machine Zone acquisition. The term of the intellectual property license agreement is set to expire in December 2021 with the option to renew for additional terms by the mutual agreement of the parties. The remaining future fixed payments under the intellectual property license agreement as of the date of the Machine Zone acquisition amounted to $37.1 million.
The following table summarizes the fair value of identifiable assets acquired and liabilities assumed (in thousands):

Cash	$37,767
Accounts receivable and other current assets	27,284
Intangible assets
Tradename—estimated useful life of 10 years	13,000
Apps—estimated useful life of 3—5 years	272,000
Intellectual property license—useful life of 2 years	28,551
Goodwill	82,353
Right-of-use assets under operating leases	125,639
Property, equipment and other tangible assets	42,312
Accounts payable, accrued liabilities and other liabilities	(81,591)
Deferred revenue	(43,200)
License obligation	(35,685)
Operating lease liabilities	(139,875)
Total purchase consideration	$328,555
The income approach was used to value the developed Apps and tradename. The replacement cost approach was used to value the intellectual property license asset. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is deductible for tax purposes.
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
The Company’s consolidated statements of operations for the nine months ended September 30, 2020 includes Machine Zone’s revenue of $64.2 million and pretax loss of $66.2 million for the period from the acquisition date of May 19, 2020 to September 30, 2020.
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
During the three and nine months ended September 30, 2020, the Company recognized total earn-out costs of $12.4 million and $26.1 million, respectively, related to all acquired mobile Apps. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps.
Modification of asset acquisition-related contingent consideration—In September 2020, the Company amended the terms of an asset acquisition to settle the acquisition holdback and the earn-out due to the sellers 12 months following the acquisition’s closing in 2019. Under the terms of the amendment, the Company agreed to settle a $34.8 million liability related to an acquisition holdback and earn-out, with a combination of a cash payment of $3.4 million and the Company’s Class A common stock at the fair value of $106.1 million as of the settlement date, resulting in a $74.7 million extinguishment loss of the acquisition-related contingent consideration.
Supplemental Pro Forma Information
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, Machine Zone and Adjust for each of the periods presented as if Adjust had been acquired as of January 1, 2020 and Machine Zone had been acquired as of January 1, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$727,633	$429,062	$2,034,908	$1,156,144
Net income (loss)	(51)	(102,917)	3,963	(230,779)

The unaudited supplemental pro forma information above include the following adjustments to net income (loss) in the appropriate pro forma periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(5,934)	$(7,325)	$(42,058)
A net increase in revenue related to fair value adjustment	682	22,542	1,219	31,584
A decrease (increase) in expenses related to transaction expenses	—	—	14,115	(2,617)
An decrease (increase) in interest expense related to new debt financing, net of interest expense related to pre-existing debt settled as part of the acquisitions	—	(2,652)	(2,640)	97,107
A (decrease) in other income - liability classified warrants	—	—	—	(1,730)
An (increase) in tax provision	(156)	(3,201)	(1,232)	(18,877)
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
7. Goodwill and Intangible Assets, Net
The following table presents goodwill activity (in thousands):

December 31, 2020	$249,773
Goodwill acquired	776,147
Foreign currency translation	(28,259)
September 30, 2021	$997,661
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of September 30, 2021			As of December 31, 2020
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	4.9	$1,905,750	$(439,885)	$1,465,865	$1,222,417	$(232,832)	$989,585
Customer Relationships	11.6	149,389	(5,533)	143,856	—	—	—
User base	4.5	68,817	(24,931)	43,886	68,817	(17,617)	51,200
License asset	0.2	28,551	(24,107)	4,444	28,551	(10,918)	17,633
Developed technology	5.4	89,532	(17,645)	71,887	14,946	(8,489)	6,457
Other	6.3	33,868	(5,010)	28,858	23,321	(1,864)	21,457
Total long-lived intangible assets		2,275,907	(517,111)	1,758,796	1,358,052	(271,720)	1,086,332
Short-lived intangible assets:
Apps	0.4	38,779	(36,886)	1,893	29,869	(25,599)	4,270
Total intangible assets		$2,314,686	$(553,997)	$1,760,689	$1,387,921	$(297,319)	$1,090,602
As of September 30, 2021 and December 31, 2020, short-lived mobile Apps were included in prepaid expenses and other current assets.

The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$96,059	$65,535	$273,444	$137,673
Sales and marketing	6,765	3,050	16,008	8,470
Total	$102,824	$68,585	$289,452	$146,143
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
As of September 30, 2021, the Company was in compliance with all of the covenants.
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
Unrealized changes in the fair value of derivatives accounted for as a critical term match hedge were reported in other comprehensive income (loss) and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affected earnings. The interest rate swap contract expired on December 31, 2020 and the settlement value of the interest rate swap liability was reclassified to interest expense and loss on settlement of debt. For the three and nine months ended September 30, 2020, the Company recognized $2.9 million and $6.7 million of realized loss related to hedged transaction, respectively, which were recorded in interest expense and loss on settlement of debt in the Company’s condensed consolidated statements of operations. As of September 30, 2020, the settlement value of the interest rate swap liability before tax effect was $2.9 million and was included in accrued liabilities and reported in other comprehensive income net of tax effect.
10. Stock-based Compensation
In March 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan and the Employee Stock Purchase Plan, all of which became effective on the business day immediately prior to the effective date of the IPO Registration Statement:
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary companies’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), performance units, and performance shares to the Company’s employees, directors, and consultants and the Company’s parent and subsidiary companies’ employees and consultants. A total of 39,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan. The number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2021, equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. Immediately prior to the effectiveness of the 2021 Plan, the 2011 Plan was terminated, and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.
In the three and nine months ended September 30, 2021 the Company granted 870,410 and 6,908,924 RSUs to certain employees under the 2021 Plan at the weighted average grant date fair value of $58.92 and $58.60 per RSU, respectively. The RSUs generally vest over an approximate period of four to five years of continuous service from their respective vesting commencement dates.
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
In August 2021, the Company granted 359,623 RSUs under the 2021 Partner Plan. The RSUs generally vest over an approximate period of four to five years of continuous service and have a grant date fair value of $57.19 per RSU.
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

 The Company recognized stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$922	$126	$1,504	$204
Sales and marketing	4,774	1,571	8,814	2,812
Research and development	20,110	6,823	40,148	10,692
General and administrative	8,919	2,348	41,362	5,654
Total	$34,725	$10,868	$91,828	$19,362
For the three and nine months ended September 30, 2021, total stock-based compensation expense included $0.3 million and $0.9 million, respectively, associated with awards that may be settled in stock of one of the Company’s subsidiaries.
Early Exercise of Stock Options—The 2011 Plan allowed, subject to the Board's approval for the early exercise of options granted. Under the terms of the 2011 Plan, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early exercised options may not be sold or transferred before they are vested. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. The cash amounts received in exchange for these early exercised shares are recorded as a liability on the accompanying balance sheets and reclassified into common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares lapses by 1/4th of the shares on the one year anniversary of the vesting start date and ratably each month over the next 36 months. The Company has 879,600 and 19,800 shares of Class A common stock subject to repurchase as of September 30, 2021 and December 31, 2020, respectively. The liability for the shares of Class A common stock subject to repurchase as of September 30, 2021 and December 31, 2020 was $2.4 million and $0.1 million, respectively, which was included in the accrued liabilities in the Company’s condensed consolidated balance sheets.
During 2020 and 2019, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and, for accounting purposes, in-substance are nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $20.9 million were settled through either share repurchase, in the amount of $17.2 million, or cash payment, in the amount of $3.7 million. In connection with the repurchase of shares, the Company accelerated vesting of 60,968 shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. As of September 30, 2021 and December 31, 2020, the Company had 2,884,999 and 8,022,499 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes, of which 841,563 and 4,136,677 shares, were unvested and subject to repurchase, respectively. The principal balances of nonrecourse promissory notes outstanding amounted to $15.1 million and $40.4 million as of September 30, 2021 and December 31, 2020, respectively.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$178	$(89,688)	$4,080	$(106,415)
Less:
Income attributable to convertible preferred stock	—	—	(499)	—
Income attributable to options exercised via promissory notes	(1)	—	(49)	—
Income attributable to unvested early exercised options	—	—	(13)	—
Income attributable to unvested RSA’s	—	—	(7)	—
Net income (loss) attributable to common stock—Basic	$177	$(89,688)	$3,512	$(106,415)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	368,427,532	214,638,272	309,353,304	212,998,263
Net income (loss) per share attributable to common stock—Basic	$0.00	$(0.42)	$0.01	$(0.50)
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	$178	$(89,688)	$4,080	$(106,415)
Less:
Income attributable to convertible preferred stock	—	—	(475)	—
Income attributable to options exercised via promissory notes	(1)	—	(47)	—
Income attributable to unvested early exercised options	—	—	(12)	—
Income attributable to unvested RSA’s	—	—	(7)	—
Net income (loss) attributable to common stock—Diluted	$177	$(89,688)	$3,539	$(106,415)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	368,427,532	214,638,272	309,353,304	212,998,263
Weighted-average dilutive stock options, RSUs, warrants and other convertible securities	15,897,253	—	18,073,488
Weighted-average shares used in computing net income (loss) per share—Diluted	384,324,785	214,638,272	327,426,792	212,998,263
Net income (loss) per share attributable to common stock—Diluted	$0.00	$(0.42)	$0.01	$(0.50)
The following table presents the forms of antidilutive potential common shares:

	As of September 30,
	2021	2020
Convertible preferred stock	—	109,090,908
Stock options exercised for promissory notes	2,884,999	7,862,499
Shares issuable upon conversion of Athena convertible security	334,946	—
Early exercised stock options	879,600	19,800
Unvested RSAs	242,316	1,908,687
Stock options	23,736	20,439,544
Unvested RSUs	2,828	—
ESPP	223,448	—
Total antidilutive potential common shares	4,591,873	139,321,438

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
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was enacted. The ARPA contains numerous income tax provisions, such as expanding the definition of covered employees. The ARPA has no impact on the income tax provision (benefit) for the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in its unrecognized tax benefits within the next twelve months.
13. Related Party Transactions
On February 12, 2021, the Company amended the Credit Agreement. See Note 8. In connection with this amendment, the Company paid $0.8 million in fees to KKR Capital Markets LLC, which is affiliated with KKR Denali, one of the Company’s principal stockholders.
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
On May 6, 2020, the Company amended the Credit Agreement. See Note 8. In connection with this amendment, the Company paid $1.5 million in fees to KKR Capital Markets LLC, which is affiliated with KKR Denali, one of the Company’s principal stockholders.
The Company had no other material related parties for the three and nine months ended September 30, 2021 and 2020.
14. Subsequent Events
In October 2021, the remaining 50% of the convertible security with a stated value of $20.0 million was converted into 324,156 shares of the Company's Class A common stock at a conversion price of $61.7 per share.
On October 6, 2021, the Company entered into a definitive agreement to acquire from Twitter, Inc. the MoPub business for approximately $1.05 billion in cash. The transaction is subject to customary closing conditions and is expected to close in 2022.
On October 25, 2021, the Company amended the Credit Agreement to increase the senior secured term loan facility by an aggregate principal amount of $1.50 billion. In connection with this amendment, the Company paid $1.4 million in fees to KKR Capital Markets LLC, who is affiliated with KKR Denali, one of the Company’s principal stockholders.
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
Since our founding in 2011, we have been focused on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the mobile app ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these developer challenges led to the development of our infrastructure and software—AppLovin Core Technologies and AppLovin Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by launching AppLovin Apps in 2018. Our Apps now consist of a globally diversified portfolio of over 350 free-to-play mobile games across five genres, run by eighteen studios.
For the three months ended September 30, 2021, our revenue grew 90% year-over-year, from $381.7 million for the three months ended September 30, 2020 to $727.0 million in the comparative period in 2021. We generated a net income of $0.1 million for the three months ended September 30, 2021, and a net loss of $89.9 million in the comparative period in 2020. We generated Adjusted EBITDA of $190.7 million, and $84.3 million for the three months ended September 30, 2021 and 2020, respectively. Additionally, we have generated strong cash flows, with net cash provided by operating activities of $276.8 million and $122.7 million in the nine months ended September 30, 2021 and 2020, respectively. This has allowed us to reinvest in our expansion and growth and consummate strategic acquisitions and partnerships. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from two sources—business clients and consumers. During the three months ended September 30, 2021, Business Revenue represented 48.1% of total revenue and Consumer Revenue represented 51.9% of total revenue.
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
Business clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. While we have thousands of business clients as of September 30, 2021, the vast majority of our revenue is derived from our Enterprise Clients and Software Platform Enterprise Clients. See “Key Metrics” below for additional information on how we calculate Enterprise Clients and Software Platform Enterprise Clients. Approximately 96% of our Business Revenue for the twelve months ended September 30, 2021 came from our 325 Enterprise Clients. Our Enterprise Clients had a Net Dollar-Based

Retention Rate of approximately 176% for the twelve months ended September 30, 20211. We see multiple opportunities to gain new business clients, and to increase spend from existing business clients, as we help them grow their businesses and make them more successful. Business Revenue from our Apps was 44.7% of total Business Revenue in the three months ended September 30, 2021.
Our Software Platform includes AppDiscovery, Adjust and MAX. Business clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, and shared with our advertising publishers, typically on a cost per impression model. Approximately 92% of our Business - Software Platform Revenue for the three months ended September 30, 2021 came from our 449 Software Platform Enterprise Clients. Our Software Platform Enterprise Clients had a Net Dollar-Based Retention Rate of approximately 255% for the three months ended September 30, 20212.
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
Business clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 350 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from business clients that purchase advertising inventory from our Apps. Revenue from business clients related to our Apps is generated from ads purchased by advertisers, as well as from revenue-sharing agreements between some of our studios and a selection of third-party studios for which they publish and monetize games.
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
During the three months ended September 30, 2021, we had an average of 2.9 million Monthly Active Payers (MAPs) across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer (ARPMAP) of $44. Leveraging the benefit of our integrated Platform and Apps, we see opportunities to grow our App-related revenue streams by increasing MAPs and expanding ARPMAP within existing games and through new game development, acquisitions and partnerships. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
1 We measure Net Dollar-Based Retention Rate for the twelve months ended September 30, 2021 for our Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the twelve months ended September 30, 2020 from our Enterprise Clients as of September 30, 2020. Current period revenue is revenue for the twelve months ended September 30, 2021 from our Enterprise Clients as of September 30, 2021, and excludes revenue from any new Enterprise Clients during the twelve months ended September 30, 2021.
2 We measure Net Dollar-Based Retention Rate for the three months ended September 30, 2021 for our Software Platform Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the three months ended September 30, 2020 from our Software Platform Enterprise Clients as of September 30, 2020. Current period revenue is revenue for the three months ended September 30, 2021 from Software Platform Enterprise Clients as of September 30, 2020.

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
The following table shows our Enterprise Clients as of September 30, 2021 and 2020, and our RPEC for the twelve months ended September 30, 2021 and 2020.

	Twelve months ended September 30,
	2021	2020
Enterprise Clients	325	156
Revenue Per Enterprise Client (in thousands)	$3,435	$3,931
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
Revenue Per Software Platform Enterprise Client (Revenue per SPEC). We define Revenue per SPEC as (i) the total revenue derived from our Software Platform Enterprise Clients in a three-month period, divided by (ii) Software Platform Enterprise Clients as of the end of that same period. Revenue per SPEC shows how efficiently we are monetizing each SPEC. We expect to increase Revenue per SPEC over time as we enhance our Software Platform and Apps.
The following table shows our Software Platform Enterprise Clients and Revenue per SPEC for the three months September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Software Platform Enterprise Clients	449	111
Revenue per SPEC (thousands)	$398	$360
Total Software Transaction Value ("TSTV"). Business Software Platform revenue is from third-party clients using our Software Platform to find new customers. We do not recognize revenue from our own spend on our Software Platform. Therefore, we use TSTV to measure the scale and growth rates of our Software Platform, as it reflects the total value on our Software Platform including our first-party studios as though they were stand-alone businesses.

The following table shows our Total Software Transaction Value for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Total Software Transaction Value	$275,619	$62,283
Monthly Active Payers (MAPs). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 98% of our Consumer Revenue during the three months ended September 30, 2021, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games. We expect to increase our MAPs over time as we increase the number of our Apps and enhance the engagement and monetization of our Apps.
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
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Monthly Active Payers (millions)	2.9	1.5
Average Revenue Per Monthly Active Payer	$44	$46
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other (income) expense, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, loss (gain) on extinguishments of acquisition related continent consideration, non-operating foreign exchange losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2021 and 2020, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$142	$(89,914)	$3,931	$(106,961)
Adjusted as follows:
Interest expense and loss on settlement of debt	18,756	20,110	72,796	57,548
Other (income) / expense, net(1)	103	(1,658)	(6,852)	(6,181)
Provision for (benefit from) income taxes	16,933	(4,485)	13,767	(2,324)
Amortization, depreciation and write-offs	119,436	73,519	315,409	157,223
Non-operating foreign exchange (gain) losses	(235)	691	(1,510)	731
Stock-based compensation(2)	34,725	10,868	94,119	19,362
Acquisition-related expense and transaction bonus	1,066	422	14,060	5,633
Loss on extinguishments of acquisition related contingent consideration	—	74,712	—	74,712
Lease modification and abandonment of leasehold improvements	—	—	—	7,851
Change in fair value of contingent consideration	(230)	—	(230)	—
Adjusted EBITDA	190,696	84,265	505,490	207,594
Adjusted EBITDA Margin	26.2%	22.1%	25.3%	22.1%
(1) Excludes recurring operational foreign exchange gains and losses and write-off of an investment that is included in amortization, depreciation and write-offs line item above.
(2) The nine months ended September 30, 2021 includes $2.3 million of bonus compensation settled in stock outside of the scope of ASC 718.
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
Add new business clients globally
Our future success depends in part on our ability to acquire new business clients. We recently increased our focus on markets outside the United States to serve the needs of business clients globally. During the three months ended September 30, 2021, only 43% of our revenue from business clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new business clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new business clients to grow our revenue, increase profitability, and drive greater cash flow.
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
Given our expertise in app marketing, we are able to pursue a highly-optimized and scaled user acquisition investment playbook. During the three months ended September 30, 2021, we invested $285.2 million in sales and marketing, a large percentage of which was invested in user acquisition to grow the number of users engaging with our Apps. We believe the scale, insights, and effective monetization strategies provided through our Software Platform and integrated business model allow us to optimize ad spend across our portfolio of Apps. We also invest in the growth of our Apps by improving in-game monetization, optimizing game economies and in-game conversion, and opt-in business services, such as creative services and localization. We must continue to optimize, grow, and expand our Apps portfolio to grow our revenue, increase profitability, and drive greater cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our portfolio of Apps and add complementary software and tools to our Core Technologies. From the beginning of 2018 through September 30, 2021, we have invested over $2.5 billion in 26 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021 and the pending acquisition of MoPub. We have been very successful in growing mobile apps that we have added to our Apps portfolio.
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

Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in June 2020, Apple announced a plan to overhaul IDFA as part of a new proposed application tracking transparency framework that, among other things, would require opt-in consent for certain types of tracking. This transparency framework, which began being rolled out in late April 2021, has had a limited aggregate impact and may in the future have an impact on the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps.We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The proposed IDFA and transparency changes may require us to further engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.To date, these data privacy changes have had a relatively muted impact on our overall operations.
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
Definitive Agreement to Acquire MoPub
On October 6, 2021, we entered into a definitive agreement to acquire from Twitter, Inc. the MoPub business for approximately $1.05 billion. The closing of the transaction is subject to customary conditions and regulatory approvals. We plan to integrate MoPub’s reach and product features into our existing Software Platform to better maximize revenue growth and improve efficiencies for our combined customers.
Components of Results of Operations
Revenue
We collect Business Revenue from advertisers spending on our Software Platform and Apps. Business Revenue from our Software Platform is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model. Business Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of Apps. Business Revenue from our Apps was 45% of total Business Revenue for the three months ended September 30, 2021.
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
Other Income and Expenses
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$726,951	$381,740	$1,999,634	$941,249
Costs and expenses:
Cost of revenue(1)(2)	254,052	163,060	722,966	357,564
Sales and marketing(1)(2)	285,224	153,014	816,200	417,000
Research and development(1)	108,523	51,136	246,861	99,950
General and administrative(1)	34,104	15,276	122,116	41,256
Lease modification and abandonment of leasehold improvements	—	—	—	7,851
Extinguishments of acquisition-related contingent consideration	—	74,712	—	74,712
Total costs and expenses	681,903	457,198	1,908,143	998,333
Income (loss) from operations	45,048	(75,458)	91,491	(57,084)
Other income (expense):
Interest expense and loss on settlement of debt	(18,756)	(20,110)	(72,796)	(57,548)
Other income (expense), net	(9,217)	1,169	(997)	5,347
Total other expense	(27,973)	(18,941)	(73,793)	(52,201)
Income (loss) before income taxes	17,075	(94,399)	17,698	(109,285)
Provision for (benefit from) income taxes	16,933	(4,485)	13,767	(2,324)
Net income (loss)	$142	$(89,914)	$3,931	$(106,961)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$922	$126	$1,504	$204
Sales and marketing	4,774	1,571	8,814	2,812
Research and development	20,110	6,823	40,148	10,692
General and administrative	8,919	2,348	41,362	5,654
Total stock-based compensation	$34,725	$10,868	$91,828	$19,362

(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$96,059	$65,535	$273,444	$137,673
Sales and marketing	6,765	3,050	16,008	8,470
Total amortization expense related to acquired intangibles	$102,824	$68,585	$289,452	$146,143
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	35%	43%	36%	38%
Sales and marketing	39%	40%	41%	44%
Research and development	15%	13%	12%	11%
General and administrative	5%	4%	6%	4%
Lease modification and abandonment of leasehold improvements	—%	—%	—%	1%
Extinguishments of acquisition-related contingent consideration	—%	20%	—%	8%
Total costs and expenses	94%	120%	95%	106%
Income (loss) from operations	6%	(20)%	5%	(6)%
Other income (expense):
Interest expense and loss on settlement of debt	(3)%	(5)%	(4)%	(6)%
Other income (expense), net	(1)%	0%	—%	1%
Total other expense	(4)%	(5)%	(4)%	(6)%
Income (loss) before income taxes	2%	(25)%	1%	(12)%
Provision for (benefit from) income taxes	2%	(1)%	1%	0%
Net income (loss)	0%	(24)%	0%	(11)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		2020 to 2021 % change	Nine Months Ended September 30,		2020 to 2021 % change
	2021	2020		2021	2020
Business Revenue – Apps	$156,208	$132,583	18%	$475,394	$327,915	45%
Business Revenue – Software Platform	193,307	39,841	385%	427,390	127,262	236%
Total Business Revenue	349,515	172,424	103%	902,784	455,177	98%
Consumer Revenue	377,436	209,316	80%	1,096,850	486,072	126%
Total Revenue	$726,951	$381,740	90%	$1,999,634	$941,249	112%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total revenue increased by $345.2 million, or 90%, for the three months ended September 30, 2021 compared to the prior year period due to increases in Business Revenue – Software Platform of 385%, Business Revenue – Apps of 18% and Consumer Revenue of 80%.
For the three months ended September 30, 2021, our Business Revenue increased by $177.1 million from the prior year period. For the three months ended September 30, 2021, our Business Revenue from our Software Platform increased by $153.5 million from the prior year period primarily due to AppDiscovery where installations increased 74% and price per installation increased 161% compared to the prior year period as well as our addition of Adjust during the three months ended June 30, 2021. The increase in our Business Revenue from Apps of $23.6 million was primarily a result of increased advertising revenue from acquired Apps which contributed $25.6 million of the increase while existing Apps and new Apps developed by our Owned and Partner Studios contributed a partially offsetting decrease. Our Business Revenue from Apps grew due to a 62% increase in the volume of advertising impressions partially offset by a 27% decrease in price per advertising impression compared to the prior year period. Usage of advertising inventory by our Owned Studios and Partner Studios represented 20% of installations during the three months ended September 30, 2021. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended September 30, 2021, our Consumer Revenue increased by $168.1 million from the prior year period, primarily due to a 82% increase in the volume of in-app purchases, partially offset by a 1% decrease in price per in-app purchase. Existing and newly developed Apps by our Owned and Partner Studios contributed $96.2 million of the increase, while Apps acquired since September 30, 2020 generated the remaining increase.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Total revenue increased by $1,058.4 million, or 112%, for the nine months ended September 30, 2021 compared to the prior year period due to increases in Business Revenue – Software Platform of 236%, Business Revenue – Apps of 45% and Consumer Revenue of 126%.
For the nine months ended September 30, 2021, our Business Revenue increased by $447.6 million from the prior year period. For the nine months ended September 30, 2021, our Business Revenue from our Software Platform increased by $300.1 million from the prior year period primarily due to AppDiscovery where installations increased 79% and price per installation increased 66% compared to the prior year period as well as our addition of Adjust during the period. Our Business Revenue from Apps grew due to a 43% increase in the volume of advertising impressions and a 1% increase in price per advertising impression compared to the prior year period. Usage of advertising inventory by our Owned Studios and Partner Studios represented 23% of installations during the nine months ended September 30, 2021. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
For the nine months ended September 30, 2021, our Consumer Revenue increased by $610.8 million from the prior year period, primarily due to a 116% increase in the volume of in-app purchases, as well as a 4% increase in price per in-app purchase.

Cost of revenue

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$254,052	$163,060	56%	$722,966	$357,564	102%
Percentage of revenue	35%	43%		36%	38%
Cost of revenue in the three months ended September 30, 2021 increased by $91.0 million, or 56%, compared to the same period in the prior year. The increase in the three months ended September 30, 2021 was primarily due to an increase of $44.2 million in third-party payment processing fees as a result of the growth in Consumer Revenue, $32.5 million in depreciation & amortization of acquired-technology driven by an increase in acquisition activity, and an increase of $6.6 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in the nine months ended September 30, 2021 increased by $365.4 million, or 102%, compared to the same period in the prior year. The increase in the nine months ended September 30, 2021 was primarily due to an increase of $171.2 million in third-party payment processing fees as a result of the growth in Consumer Revenue, $139.9 million in depreciation & amortization of acquired-technology driven by an increase in acquisition activity, and an increase in expenses associated with operating our network infrastructure driven by the growth in our operations of $34.3 million.
Sales and marketing

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing	$285,224	$153,014	86%	$816,200	$417,000	96%
Percentage of revenue	39%	40%		41%	44%
Sales and marketing expenses in the three months ended September 30, 2021 increased by $132.2 million, or 86%, compared to the same period in the prior year primarily due to a $108.9 million increase in user acquisition costs.
Sales and marketing expenses in the nine months ended September 30, 2021 increased by $399.2 million, or 96%, compared to the same period in the prior year primarily due to a $353.1 million increase in user acquisition costs.
Research and development

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$108,523	$51,136	112%	$246,861	$99,950	147%
Percentage of revenue	15%	13%		12%	11%
Research and development expenses in the three months ended September 30, 2021 increased by $57.4 million, or 112%, compared to the same period in the prior year. The increase in the three months was primarily due to an increase of $34.5 million in professional services costs related to development of new games by third parties and an increase of $21.0 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher fair value of our common stock and an increase in headcount.
Research and development expenses in the nine months ended September 30, 2021 increased by $146.9 million, or 147%, compared to the same period in the prior year. The increase in the nine months was primarily due to an increase of $75.4 million in professional services costs related to development of new games by third parties and an increase of $63.2 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher fair value of our common stock and an increase in headcount.

General and administrative

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$34,104	$15,276	123%	$122,116	$41,256	196%
Percentage of revenue	5%	4%		6%	4%
General and administrative expenses in the three months ended September 30, 2021 increased by $18.8 million, or 123%, compared to the same period in the prior year. The increase in the three months was primarily due to an increase of $8.2 million in personnel-related expenses related to an increase stock-based compensation expense due to higher fair value of our common stock and an increase in headcount to support our growth and an increase of $4.7 million in professional services costs primarily associated with audit, tax and legal support.
General and administrative expenses in the nine months ended September 30, 2021 increased by $80.9 million, or 196% compared to the same period in the prior year. The increase in the nine months was primarily due to an increase of $60.6 million in personnel-related expenses related to an increase stock-based compensation expense due to higher fair value of our common stock and an increase in headcount to support our growth and an increase of $9.7 million in professional services costs primarily associated with audit, tax and legal support..
Extinguishments of acquisition-related contingent consideration
In 2020, we reached an agreement to amend the terms of an asset acquisition agreement to settle the acquisition holdback and a portion of the earn-out due to the seller 12 months following the acquisition’s closing in 2019. We recorded an extinguishment loss of $74.7 million in 2020 in connection with this subsequent agreement and recognized a loss equal to the excess of the fair value of consideration paid to the seller and the fair value of the contingent consideration determined immediately prior to this amendment. We agreed to settle for a combination of a cash payment and issuance of certain shares of our Class A common stock.
Lease modification and abandonment of leasehold improvements
We recognized a net loss of $7.9 million in 2020 in connection with the termination of one of Machine Zone’s leases and the write-off of leasehold improvements and other assets related to this real estate lease.
Interest expense and loss on settlement of debt

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(18,756)	$(20,110)	(7)%	$(72,796)	$(57,548)	26%
Percentage of revenue	(3)%	(5)%		(4)%	(6)%
In the three months ended September 30, 2021, interest expense and loss on settlement of debt decreased by $1.4 million, or 7% compared to the same period in the prior year.
In the nine months ended September 30, 2021, interest expense and loss on settlement of debt increased by $15.2 million, or 26% compared to the same period in the prior year, primarily due to a loss on the settlement of term loans of $16.9 million during the period.
Other income (expense), net

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Other income (expense), net	$(9,217)	$1,169	(888)%	$(997)	$5,347	(119)%
Percentage of revenue	(1)%	—%		—%	1%
In the three months ended September 30, 2021, other income (expense), net decreased by $10.4 million, or 888%, compared to the same period in the prior year. The decrease was primarily due to the write-off of an investment in non-marketable securities of $10.0 million.

In the nine months ended September 30, 2021, other income (expense), net decreased by $6.3 million, or 119% compared to the same period in the prior year. The decrease was primarily due to a net write-off of investments in securities of $4.8 million, $3.5 million in fair value remeasurement of convertible securities, and $3.4 million in debt issuance costs, partially offset by $3.2 million in fair value remeasurement of embedded derivatives and $3.0 in net foreign exchange gains.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		2020 to 2021 % Change	Nine Months Ended September 30,		2020 to 2021 % Change
	2021	2020		2021	2020
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for (benefit from) income taxes	$16,933	$(4,485)	(478)%	$13,767	$(2,324)	(692)%
Percentage of revenue	2%	(1)%		1%	—%
In the three months ended September 30, 2021, provision for (benefit from) income taxes increased by $21.4 million compared to the same period in the prior year. The increase was primarily due to an increase in net income before taxes of $111.5 million during the three months ended September 30, 2021, as compared to a net loss before taxes during the three months ended September 30, 2020, an increase in the foreign tax rate differential of $16.0 million, establishment of valuation allowance against losses which cannot be realized of $5.5 million , offset by an increase in foreign derived intangible income deduction of $8.0 million , an increase in net excess tax benefits from stock-based compensation of $3.0 million, and a decrease in extinguishments of acquisition-related contingent consideration of $7.6 million during the three months ended September 30, 2021.
In the nine months ended September 30, 2021, provision for (benefit from) income taxes increased by $16.1 million compared to the same period in the prior year. The increase was primarily due to an increase in net income before taxes of $127.0 million during the nine months ended September 30, 2021, as compared to a net loss before taxes in the nine months ended September 30, 2020, ,establishment of valuation allowance against losses which cannot be realized of $21.1 million, offset by a decrease in foreign tax rate differential of $2.3 million, an increase in foreign derived intangible income deduction of $7.9 million, an increase in net excess tax benefits from stock-based compensation of $7.5 million, and a decrease in extinguishments of acquisition-related contingent consideration of $8.9 million during the nine months ended September 30, 2021.
Liquidity and Capital Resources
Since inception, we financed our operations primarily through payments received from business clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock and borrowings made under our Credit Agreement. On April 19, 2021, we completed our IPO, in which we sold 22,500,000 shares of Class A common stock at price to the public of $80.00 per share. We received aggregate net proceeds of $1.75 billion after deducting underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements. As of September 30, 2021, we had cash and cash equivalents of $1.05 billion.
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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$276,836	$122,726
Net cash used in investing activities	(1,206,252)	(563,422)
Net cash provided by financing activities	1,662,607	248,187
Operating Activities
Net cash provided by operating activities was $276.8 million for the nine months ended September 30, 2021, primarily consisting of $3.9 million of net income, adjusted for certain non-cash items, which included $315.4 million of amortization, depreciation and write-offs, $91.8 million of stock-based compensation expense, $18.2 million of change in operating right of use asset, $16.9 million of loss on settlement of debt, $9.3 million of net unrealized gains on fair value remeasurement of financial instruments, and $9.0 million of amortization of debt issuance costs and discount, partially offset by a net increase in the operating assets and liabilities of $164.7 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets and decrease in operating lease liabilities partially offset by higher accounts payable and accrued and other liabilities.
Net cash provided by operating activities was $122.7 million for the nine months ended September 30, 2020, primarily consisting of $107.0 million of net loss, adjusted for certain non-cash items, which included $157.2 million of depreciation and amortization expense, $74.7 million of loss on extinguishment of acquisition related contingent consideration, $19.4 million of stock-based compensation expense, $7.9 million of lease modification and abandonment of leasehold improvements, $5.8 million of amortization of debt issuance costs and discount, and $4.4 million of change in operating right of use asset, partially offset by a net increase in the operating assets and liabilities of $36.5 million. The net increase in the operating assets and liabilities was primarily driven by an increase in prepaid expenses and other current assets, decrease in accounts payable, accrued and other liabilities, operating lease liabilities partially offset by an increase in deferred revenue and lower accounts receivable and other assets.
Investing Activities
Net cash used in investing activities was $1,206.3 million for the nine months ended September 30, 2021, primarily consisting of $1,198.8 million related to acquisitions, $15.0 million in purchases of non-marketable investments and other and $11.4 million in proceeds from other investing activity.
Net cash used in investing activities was $563.4 million for the nine months ended September 30, 2020, primarily related to acquisitions.
Financing Activities
Net cash provided by financing activities was $1,662.6 million for the nine months ended September 30, 2021, primarily consisting of $1,745.2 million of proceeds from issuance of common stock in our IPO, net of issuance costs as adjusted for cost reimbursement, $844.7 million of proceeds from debt issuance and $25.5 million proceeds from exercise of stock awards partially offset by payments for the principal repayment of debt of $711.5 million, deferred acquisition costs of $231.7 million and finance leases of $9.7 million.
Net cash provided by financing activities was $248.2 million for the nine months ended September 30, 2020, primarily consisting of $331.3 million of proceeds from debt issuance partially offset by payments for the principal repayment of debt of $60.5 million, deferred acquisition costs of $14.4 million and finance leases of $7.3 million.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. We used proceeds from our IPO to repay in full the aggregate amount of $400.0 million outstanding under the revolving credit facility in April 2021. As of September 30, 2021, our total outstanding indebtedness under the Credit Agreement was $1.78 billion, consisting of outstanding term loans. See Note 8, Credit Agreement, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In October 2021, we amended the credit agreement whereby certain additional lenders agreed to provide incremental loans in an aggregate amount of $1.5 billion.

Contractual Obligations
In April 2021, we completed two separate transactions to acquire certain mobile game Apps from two foreign-based independent mobile game developers in exchange for an aggregate upfront cash consideration of $300.0 million and potential future earn-out payments. With respect to the first transaction, the potential future earn-out payments are contingent on the revenue generated by the acquired mobile game Apps exceeding a certain revenue threshold, which will be measured and payable (if applicable) each year for four years from the date of the transaction. With respect to the second transaction, the potential future earn-out payments will be determined in a manner similar to the first transaction, in addition to a potential one-time earn-out payment of $50.0 million contingent on the achievement of a certain monthly revenue milestone within the four years following the date of the transaction. Because these contingent consideration arrangements are based on the success of relevant Apps and are not guaranteed, we do not expect our results of operations would be materially and adversely affected by the payment of amounts under such arrangements.
In May 2021, we amended a certain agreement with a cloud service provider to increase the aggregate spend commitment from $130.0 million to $300.0 million through May 2026.
In June 2021, we acquired certain mobile game Apps from a foreign-based independent mobile game developer in exchange for an upfront cash consideration of $130.0 million and future earn-out payments. The potential future earn-out payments for the acquired mobile Apps are contingent on the revenue and/or earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the acquired Apps exceeding certain thresholds. Because these contingent consideration arrangements are based on the success of relevant Apps and are not guaranteed, we do not expect our results of operations would be materially and adversely affected by the payment of amounts under such arrangements.
With the exception of the transactions described above and except for scheduled payments from the ongoing business, there were no material changes in our commitments under contractual obligations as of December 31, 2020 as disclosed in our final prospectus related to our IPO dated April 14, 2021 (the "Prospectus") and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2021, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus.
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates.
As of September 30, 2021, we had unrestricted cash and cash equivalents of $1.05 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of September 30, 2021, we had a debt balance of $1.78 billion. A hypothetical 50 basis point change in interest rates as of September 30, 2021 would not have a material impact on our net income for the three months ended September 30, 2021.
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
•attract new and retain existing business clients using our AppLovin Software Platform and users of our Apps;
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
•changes in the legislative or regulatory environment, such as with respect to privacy and data protection;
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
Further, as there are relatively low barriers to entry to develop and publish a mobile app, we expect new competitors to enter the market and existing competitors to allocate more resources towards developing and marketing competing games and apps. Because our mobile games are free-to-play, our Apps compete primarily on the basis of user experience rather than price. The proliferation of apps makes it difficult for us to differentiate ourselves from our competitors and compete for users and the success of our Apps will depend in part on our Software Platform continuing to provide effective marketing and monetization tools.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies in the past, and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, since 2018, we have invested over $2.5 billion across more than 26 strategic acquisitions and partnerships, including for the acquisition of PeopleFun, Inc. in the first quarter of 2018, MAX Advertising Systems, Inc. in the third quarter of 2018, SafeDK Mobile Ltd. in July 2019, Machine Zone, Inc. (Machine Zone) in May 2020, and adjust GmbH (Adjust) in April 2021. In addition, in October 2021, we entered into a definitive agreement to acquire from Twitter, Inc. the MoPub business for approximately $1.05 billion. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments may increase. For instance, our acquisitions of Machine Zone and Adjust were our largest acquisitions to date. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than the Machine Zone and Adjust acquisitions.
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
We plan to continue to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Machine Zone and Adjust, and our pending acquisition of the MoPub business. We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, including our ability to identify suitable targets, increasing competition from other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in June 2020, Apple announced a plan to overhaul IDFA as part of a new proposed application tracking transparency framework that, among other things, would require opt-in consent for certain types of tracking. This transparency framework, which began being rolled out in late April 2021, has had a limited impact and may in the future have an impact on the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps.We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The proposed IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements but to date has not resulted in any significant decrease in the usage of our Apps. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of business clients. While our Apps consist of over 350 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the nine months ended September 30, 2021, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 31% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, while we only launched our Apps in 2018, today, our Apps consist of a globally diversified portfolio of over 350 free-to-play mobile games across five genres, run by eighteen studios. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies.
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
In addition, our ability to execute our strategy depends in part on our continued ability and the continued ability of our Partner Studios to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game development, product management, engineering, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be particularly challenging during the COVID-19 pandemic. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have and will continue to devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of the COVID-19 pandemic on our business and employees. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
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
The mobile app ecosystem is prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Software Platform, Apps, and other offerings involve the collection, storage, processing, and transmission of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees and business clients or other third parties. We also store and implement measures designed to secure the source code for our Software Platform and Apps as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information, content, or payment information from users, or information from business clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other misuse of such data, or unavailability of data or of our Software Platform, Apps, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Computer malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or credential stuffing), and general hacking have become more prevalent in the mobile app ecosystem. Some of these have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Software Platform, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our internal systems and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our Software Platform, Apps, or other offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities, or breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose and confidence and trust in our Software Platform or Apps and otherwise harm our reputation and market position.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements, may receive or store information provided by us or by our users through mobile or web apps or other means. These third parties may misappropriate our information and engage in unauthorized use of it. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data or our users’ data may be improperly accessed, modified, disclosed, or otherwise misused. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures, and we may face claims, demands, investigations and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents during the COVID-19 pandemic as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors using the attention placed on the COVID-19 pandemic as a method for targeting personnel.
Additionally, our Software Platform and other offerings operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, and additional or new obligations, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other security incident in a timely manner, or implement adequate preventative measures.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we anticipate that we will discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, the scale of activity on our Software Platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use or other processing of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline or instances of spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, a number of which also provide a private right of action. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices. Such actual or perceived incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
Our insurance coverage may not extend to all types of privacy and data security breaches or other incidents, and it may be insufficient to cover all costs and expenses associated with such incidents. Further, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition, or results of operations.
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
We receive, store, and process personal information and other data, including data relating to individuals and households, and we enable our users to share their personal information with each other and with third parties, including within our Apps. There are numerous federal, state, and local laws around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, deletion, and protection of personal information and other data, including data relating to individuals and households, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. In June 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. This decision imposes restrictions on the ability to transfer personal data from the EU and Switzerland to the United States, and with the exit of the United Kingdom from the EU, we and other companies face additional restrictions on transfers of personal data from the United Kingdom. EU regulators since have issued additional guidance regarding these additional requirements that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. The decision foresees an 18-month grace period for companies to adopt the new SCCs, subject to obligations to use the SCCs for new contracts and data processing operations as of September 27, 2021. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, and the United Kingdom to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, and the United Kingdom to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the European Economic Area, Switzerland, and the United Kingdom to the United States. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, Swiss privacy laws, and UK privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, or the United Kingdom and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerin. We and our clients may face a risk of enforcement actions by data protection authorities in the European Economic Area, Switzerland, and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law ("LGPD") and in August 2021, China passed a new data privacy law known as "PIPL", effective November 1, 2021. Any of these developments may have an adverse effect on our business.
Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (ePrivacy Regulation), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. In February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council.
Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020, with implementing regulations taking effect August 14, 2020, and which created new privacy rights for users residing in the state, including a private right of action for data breaches. The California Privacy Rights Act (the "CPRA") was approved by California voters in November 2020, goes into effect on January 1, 2023, and will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states appear to be following California's lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results operations. Nevada, Virginia, and Colorado have similarly enacted comprehensive privacy laws - the Nevada Privacy Law taking effect October 1, 2019, the Consumer Data Protection Act taking effect on January 1, 2023, and the Colorado Privacy Act taking effect on July 1, 2021, respectively - all of which emulate the CCPA and CPRA in many respects. Our efforts to comply with the GDPR, CCPA, COPPA, and similar legal requirements, such as the LGPD and the privacy laws of China, has required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.
Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA requires companies to obtain the consent of children in California known to be under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. Although we take reasonable efforts to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA, or other laws relating to children’s privacy.
All of our mobile games are subject to privacy policies and terms of service located in application storefronts, within our mobile games, and on our respective websites. We endeavor to comply with industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations, or industry codes of conduct may be passed, or existing laws, policies, legal obligations, or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with laws and regulations concerning privacy, information security, data protection, consumer protection, and protection of minors; our privacy policy and terms of service; our or other privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
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
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the mobile app ecosystem, including user privacy, advertising, communications, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. For example, China implemented a new policy in September 2021 that restricts online gaming for those under age 18 to one hour in the evening on Fridays, weekends and public holidays. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of IAPs, labeling of free-to-play mobile games, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover our mobile games and the virtual currency, goods, or payments that we receive. We may also expand into new business opportunities that subject us to additional laws and regulations. As such, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the mobile app ecosystem. Any costs incurred as a result of adapting to laws and regulations, or as a result of liability in connection therewith, could adversely affect our business, financial condition, and results of operations.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the 2017 Tax Act). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. There is currently significant tax legislation pending before Congress which, among other tax provisions, repeals and/or modifies key provisions of the 2017 Tax Act. If passed, this legislation could materially impact our tax obligations, including by increasing our effective tax rate. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of controls and we may discover deficiencies. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely cause the market price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. Prior to our IPO, we were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
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
We rely on assumptions and estimates to calculate certain of our key metrics and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.
Certain of the metrics that we disclose are calculated using internal company data that has not been independently verified or data from third-party attribution partners. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our worldwide client base and user base. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could harm our reputation and adversely affect our business.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, which are scheduled to mature in 2025. As of September 30, 2021, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $1.78 billion, consisting of term loans. In October 2021, we amended our credit facility and issued an additional $1.5 billion of term loans. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2021, the Class B Stockholders collectively held approximately 93% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Class B Stockholders have entered into a voting agreement (the Voting Agreement) whereby all Class B common stock held by the Class B Stockholders and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali (one of which must be Mr. Foroughi). As a result, the Class B Stockholders, in particular, Mr. Foroughi, Mr. Chen, and KKR Denali, will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Class B Stockholders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
•sales of shares of our Class A common stock by us or our stockholders;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2021, we issued 405,205 shares of our Class A common stock upon the partial conversion of a convertible security that had been issued in connection with an acquisition.
During the three months ended September 30, 2021, we issued RSUs covering 359,623 shares of our Class A common stock under our 2021 Partner Studio Incentive Plan.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Regulation S promulgated under the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
Use of Proceeds
On April 19, 2021, we completed our initial public offering (IPO), in which we sold 22,500,000 shares of our Class A common stock and KKR Denali Holdings L.P. sold 2,500,000 shares of Class A common stock at a price to the public of $80.00 per share. We received aggregate net proceeds of $1.75 billion, net of underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements.
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
for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: November 12, 2021	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)