Form 10-Q
period 2022-03-31
AppLovin Corp
filed 2022-05-13
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2022, the number of shares of the registrant’s Class A common stock outstanding was 299,383,309 and the number of shares of the registrant’s Class B common stock outstanding was 78,662,622.

			Page
PART I		FINANCIAL INFORMATION (UNAUDITED)	3
	Item 1.	Condensed Consolidated Financial Statements	3
		Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	4
		Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	5
		Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	6
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	8
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	36

PART II		OTHER INFORMATION	37
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	37
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
	Item 6.	Exhibits	76
		Signatures	77

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
•our strategic review of our AppLovin Apps portfolio;
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,413,256	$1,520,504
Restricted cash equivalents	—	1,050,000
Accounts receivable, net	684,461	514,520
Prepaid expenses and other current assets	200,384	150,040
Total current assets	2,298,101	3,235,064
Property and equipment, net	63,716	63,608
Operating lease right-of-use assets	66,185	70,975
Goodwill	1,584,928	966,427
Intangible assets, net	2,018,098	1,709,347
Other assets	136,165	118,158
Total assets	$6,167,193	$6,163,579
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$369,659	$258,220
Accrued liabilities	160,421	133,770
Licensed asset obligation	7,735	17,374
Short-term debt	29,560	25,810
Deferred revenue	76,115	78,930
Operating lease liabilities	15,936	18,392
Deferred acquisition costs, current	125,691	107,601
Total current liabilities	785,117	640,097
Long-term debt	3,195,919	3,201,834
Operating lease liabilities, non-current	59,871	62,498
Licensed asset obligation, non-current	—	8,039
Other non-current liabilities	113,831	112,820
Total liabilities	4,154,738	4,025,288
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	160	201
Stockholders’ equity:
Convertible preferred stock,100,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 375,286,039 (Class A 296,623,417 and Class B 78,662,622) and 375,089,360 (Class A 296,426,738 and Class B 78,662,622) shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	3,163,481	3,160,487
Accumulated other comprehensive loss	(58,986)	(45,454)
Accumulated deficit	(1,092,211)	(976,954)
Total stockholders’ equity	2,012,295	2,138,090
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$6,167,193	$6,163,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$625,421	$603,877
Costs and expenses:
Cost of revenue	281,780	223,061
Sales and marketing	290,133	265,513
Research and development	126,250	60,876
General and administrative	55,245	42,962
Total costs and expenses	753,408	592,412
Income (loss) from operations	(127,987)	11,465
Other income (expense):
Interest expense and loss on settlement of debt	(32,009)	(35,010)
Other income, net	2,014	9,790
Total other expense	(29,995)	(25,220)
Loss before income taxes	(157,982)	(13,755)
Benefit from income taxes	(42,684)	(3,180)
Net loss	(115,298)	(10,575)
Add: Net loss attributable to noncontrolling interest	41	54
Net loss attributable to AppLovin	(115,257)	(10,521)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.05)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	371,967,881	222,408,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(115,298)	$(10,575)
Other comprehensive loss:
Foreign currency translation loss, net of tax	(13,532)	(721)
Total other comprehensive loss	(13,532)	(721)
Add: Net loss attributable to noncontrolling interest	41	54
Total comprehensive loss attributable to AppLovin	$(128,789)	$(11,242)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2021	$201	—	$—	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	—	—	1,179,554	—	6,541	—	—	6,541
Shares withheld related to net share settlement	—	—	—	(89,319)	—	(4,227)	—	—	(4,227)
Repurchases of stock - repurchase program	—	—	—	(893,556)	—	(43,697)	—	—	(43,697)
Stock-based compensation	—	—	—	—	—	44,377	—	—	44,377
Other comprehensive loss, net	—	—	—	—	—	—	(13,532)	—	(13,532)
Net loss	(41)	—	—	—	—	—	—	(115,257)	(115,257)
Balance as of March 31, 2022	$160	—	$—	375,286,039	$11	$3,163,481	$(58,986)	$(1,092,211)	$2,012,295
The accompanying notes are an integral part of these condensed consolidated financial statements

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balance as of December 31, 2020	$309	109,090,908	$399,589	226,364,401	$7	$453,655	$604	$(1,012,400)	$(158,545)
Stock issued in connection with equity awards	—	—	—	1,232,156	—	10,143	—	—	10,143
Repurchases of stock	—	—	—	(214,509)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	29,667	—	—	29,667
Other comprehensive loss, net	—	—	—	—	—	—	(721)	—	(721)
Net loss	(54)	—	—	—	—	—	—	(10,521)	(10,521)
Balance as of March 31, 2021	$255	109,090,908	$399,589	227,382,048	$7	$493,465	$(117)	$(1,022,921)	$(129,977)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(115,298)	$(10,575)
Adjustments to reconcile net loss to operating activities:
Amortization, depreciation and write-offs	128,989	88,817
Amortization of debt issuance costs and discount	3,246	4,303
Stock-based compensation	44,640	29,959
Change in operating right-of-use asset	5,751	5,796
Loss on settlement of debt	—	16,852
Net unrealized gains (losses) on fair value remeasurements	957	(11,214)
Net gain on foreign currency remeasurement	(457)	(1,305)
Changes in operating assets and liabilities:
Accounts receivable	(170,250)	(43,917)
Prepaid expenses and other current assets	(54,461)	(18,775)
Other assets	1,098	472
Accounts payable	111,604	9,370
Operating lease liabilities	(6,046)	(5,631)
Accrued and other liabilities	21,138	(1,339)
Deferred revenue	(2,630)	(994)
Net cash provided by (used in) operating activities	(31,719)	61,819
Investing Activities
Purchase of property and equipment	(285)	(121)
Acquisitions, net of cash acquired	(1,045,816)	(4,152)
Purchase of non-marketable investments and other	(14,146)	(14,000)
Proceeds from other investing activities	2,162	—
Capitalized software development costs	(1,658)	—
Net cash used in investing activities	(1,059,743)	(18,273)
Financing Activities
Proceeds from debt issuance, net of issuance costs	—	844,729
Payments of debt principal	(4,577)	(302,327)
Payments of finance leases	(6,176)	(840)
Proceeds from exercise of stock options	8,110	12,882
Payments of deferred acquisition costs	(1,710)	(152,245)
Payments of licensed asset obligation	(17,374)	—
Repurchases of stock - repurchase program	(43,697)	—
Payments of deferred IPO costs	—	(1,825)
Net cash provided by (used in) financing activities	(65,424)	400,374
Effect of foreign exchange rate on cash and cash equivalents	(362)	(80)
Net increase (decrease) in cash and cash equivalents	(1,157,248)	443,840
Cash and cash equivalents at beginning of the period	2,570,504	317,235
Cash and cash equivalents at end of the period	$1,413,256	$761,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental non-cash investing and financing activities disclosures:
Acquisitions not yet paid	$28,995	$32,161
Assets acquired under finance leases	$8,703	$445
Deferred IPO costs not yet paid	$—	$1,834
Supplemental disclosure of cash flow information:
Cash paid for interest on debt	$28,865	$15,662
Cash paid for income taxes	$4,411	$221
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business Basis of Presentation
Description of Business
AppLovin Corporation (the “Company” or “AppLovin” or "we") was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the mobile app industry with a focus on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. The Company also has a globally diversified portfolio of apps—free-to-play mobile games that it operates through its own or partner studios.
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, South America, Asia and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three months ended March 31, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP. Consolidated financial statements include accounts and operations of the Company and its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Accounting Standards Codifications ("ASC") 810, the Company consolidates any variable interest entities ("VIE") where it is the primary beneficiary. The Company engages in business relationships with certain entities in the ordinary course of business to develop game Apps. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Revenue from Contracts with Customers
The Company generates Software Platform and Apps revenue. Software Platform revenue is generated from fees paid by advertisers who use our Software Platform. The Company generates Apps revenue from both consumers and business clients. Consumer revenue is generated from in-app purchases (“IAPs”) made by users within the Company’s apps (“Apps”). Business revenue is generated from advertisers that purchase ad inventory from Apps.

Software Platform Revenue
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
Software Platform Revenue is generated by placing ads on mobile applications owned by Publishers. The Company’s performance obligation is to provide an advertiser with access to the Software Platform, which facilitates the advertiser’s purchase of ad inventory from Publishers. The Company does not control the ad inventory prior to its transfer to the advertiser, the Company’s customer, because the Company does not have the substantive ability to direct the use of nor obtain substantially all of the remaining benefits from the ad inventory. The Company is not primarily responsible for fulfillment and does not have any inventory risk. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of the number of completions of agreed upon actions less consideration paid or payable to Publishers.
Apps Revenue
Consumer Revenue
Consumer Revenue includes fees collected from users to purchase virtual goods to enhance their gameplay experience. The identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items over the estimated period of time the virtual items are available to the user or until the virtual item is consumed. Payment is required at the time of purchase, and the purchase price is a fixed amount.
Users make IAPs through the Company’s distribution partners. The transaction price is equal to the gross amount charged to users because the Company is the principal in the transaction. IAPs fees are non-refundable. Such payments are initially recorded as deferred revenue. The Company categorizes its virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action in gameplay; accordingly, the Company recognizes revenue from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the user over an extended period of time; accordingly, the Company recognizes revenue from the sale of durable virtual goods ratably over the period of time the goods are available to the user, which is generally the estimated average user life (“EAUL”).
The EAUL represents the Company’s best estimate of the expected life of paying users for the applicable game. The EAUL begins when a user makes the first purchase of durable virtual goods and ends when a user is determined to be inactive. The Company determines the EAUL on a game-by-game basis. For a newly launched game with limited playing data, the Company determines its EAUL based on the EAUL of a game with sufficiently similar characteristics.
The Company determines the EAUL on a quarterly basis and applies such calculated EAUL to all bookings in the respective quarter. Determining the EAUL is subjective and requires management’s judgment. Future playing patterns may differ from historical playing patterns, and therefore the EAUL may change in the future. The EAULs are generally between six and nine months.
Business Revenue
Business Revenue is generated by selling ad inventory on the Company's Apps to third-party advertisers. Advertisers purchase ad inventory either through the Software Platform or through third-party advertising networks (“Ad Networks”). Revenue from the sale of ad inventory through Ad Networks is recognized net of the amounts retained by Ad Networks as the Company is unable to determine the gross amount paid by the advertisers to Ad Networks. The Company recognizes revenue when the ad is displayed to users.
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
Recent Accounting Pronouncements (Issued and Adopted)
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. The Company adopted this ASU on January 1, 2022 with no material impact on the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606).The Company adopted this ASU on January 1, 2022 with no material impact on the consolidated financial statements.

3. Revenue
Disaggregation of Revenue
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended March 31,
	2022	2021
Software Platform Revenue	$118,840	$88,419
Consumer Revenue	339,472	358,495
Business Revenue	167,109	156,963
Apps Revenue	506,581	515,458
Total Revenue	$625,421	$603,877
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$380,567	$366,166
Rest of the World	244,854	237,711
Total Revenue	$625,421	$603,877
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended March 31, 2022 and 2021, the Company recognized $55.8 million and $57.7 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020, respectively.
Unsatisfied Performance Obligations
All of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Publisher Bonuses
During the first quarter of 2022, the Company paid or promised to pay a total of $209.6 million in bonuses to publishers consisting primarily of non-recurring bonuses to migrate publishers to MAX. The Company accounted for such publisher bonuses as a reduction to revenue since the publishers receiving such bonuses are also customers of the Company.
4. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At March 31, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of March 31, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Unrestricted Balances
Money market funds	Cash and cash equivalents	$930,955	$930,955	$—	$—
Total financial assets		$930,955	$930,955	$—	$—

			As of December 31, 2021
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Unrestricted Balances
Money market funds	Cash and cash equivalents	$1,070,979	$1,070,979	$—	$—
Marketable equity securities	Prepaid expenses and other current assets	$2,532	$2,532	—	—
Restricted Balances
Money market funds	Restricted cash equivalents	1,050,000	1,050,000	—	—
Total financial assets		$2,123,511	$2,123,511	$—	$—
Marketable Equity Securities
During the three months ended March 31, 2022, the Company liquidated its investment in Huuuge, Inc. for a total proceed of $2.1 million and recognized a loss of $0.4 million on sale of such investment in other income, net in the Company's condensed consolidated statement of operations. For the three months ended March 31, 2021, the Company recorded a total unrealized gain of $5.4 million in other income, net in the Company’s condensed consolidated statement of operations related to this investment.
Non-Marketable Equity Securities
The Company held equity interests in certain private equity funds of $18.9 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records its investments based on its proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments plus the unfunded commitments of $44.1 million as of March 31, 2022.
During the three months ended March 31, 2022, the Company made a total capital contribution of $14.1 million related to these investments and recorded an unrealized gain of $1.6 million in other income, net in the Company’s condensed consolidated statement of operations. The Company did not have such investments in the first quarter of 2021.
5. Commitments and Contingencies
Commitments
As of March 31, 2022, the Company's non-cancelable minimum purchase commitments comprised primarily of a certain arrangement related to cloud platform services entered into in May 2021 with a remaining unpaid commitment of $226.8 million through May 2026. In addition, the Company had total unfunded commitments of $44.1 million related to its investments in certain private equity funds (see Note 4).
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of March 31, 2022 and December 31, 2021 the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of March 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
6. Acquisitions
2022 Acquisitions
Business Combinations
MoPub—On January 1, 2022, the Company completed its acquisition from Twitter, Inc. of certain assets that comprised of its MoPub business for a total purchase price of $1.03 billion in cash. The acquisition allows the Company to integrate certain product features of the MoPub platform into MAX, our own in-app mediation platform, and migrate publishers and demand partners from the MoPub platform to MAX. The Company accounted for the acquisition as a business combination. The Company recognized $12.8 million and $1.6 million of transaction costs in general and administrative expenses during three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired (in thousands):

As of March 31, 2022
Intangible assets
Advertiser Relationships—estimated useful life of 9 years	$212,700
Publisher Relationships—estimated useful life of 9 years	123,300
Developed Technology—estimated useful life of 5 years	61,800
Tradename—estimated useful life of 3 months	60
Goodwill	632,472
Total purchase consideration	$1,030,332
The fair values assigned to the assets acquired are based on the Company's best estimates and assumptions as of the reporting date. No liabilities were assumed in the transaction. The Company has completed a preliminary valuation and expects to finalize it as soon as practical, but no later than one year from the acquisition date.
The income approach was used to determine the preliminary fair value of the advertiser relationships, publisher relationships, developed technology and tradename. Goodwill represents the excess of the purchase price over the preliminary fair value of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, an estimated tax deductible goodwill of $694.5 million was generated as a result of this acquisition.
Contemporaneously with the signing of the asset purchase agreement, the Company entered into an agreement for Twitter, Inc. to provide certain transitional services to facilitate the migration of publishers and demand partners to MAX during a three-month transitional period following the closing of the transaction (the "TSA"). The Company accounted for the TSA as a transaction separate from the business combination since it was negotiated primarily for the benefit of the Company. During the three months ended March 31, 2022, the Company recognized total expense of $7.0 million related to the transitional services, which was included primarily in cost of revenue in the Company's condensed consolidated statement of operations.
The Company’s condensed consolidated statement of operations for the three months ended March 31, 2022 includes revenue generated from the MoPub business during the transitional period of $44.1 million. However, due to the significant integration of the MoPub business with MAX, it was impractical to determine the impact of the acquired business on earnings.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and the MoPub business for each of the periods presented as if the MoPub business had been acquired as of January 1, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$625,421	$640,800
Net loss	(99,932)	(23,831)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended March 31,
	2022	2021
A decrease (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$60	$(12,922)
A decrease (increase) in expenses related to the TSA	$7,000	$(7,000)
A decrease (increase) in expenses related to transaction costs	$12,848	$(12,848)
A decrease (increase) in income tax provision	$(4,564)	$7,500
Asset Acquisitions
During the three months ended March 31, 2022, the Company recognized total earn-out costs of $31.7 million related to asset acquisitions closed in 2021 and prior. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps. No other asset acquisition was completed during the three-month period ended March 31, 2022.
2021 Acquisitions
Asset Acquisitions
During the three months ended March 31, 2021, the Company recognized total earn-out costs of $31.9 million, of which $27.5 million and $4.4 million related to asset acquisitions that closed in 2020 and 2019, respectively. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps. No other asset acquisition was completed during the three-month period ended March 31, 2021.
7. Goodwill and Intangible Assets, Net
The following table presents goodwill activity (in thousands):

December 31, 2021	$966,427
Goodwill acquired	632,472
Foreign currency translation	(13,971)
March 31, 2022	$1,584,928

Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of March 31, 2022			As of December 31, 2021
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	4.9	$1,970,743	$(619,754)	$1,350,989	$1,939,180	$(529,012)	$1,410,168
Customer Relationships	9.5	479,125	(21,036)	458,089	145,870	(8,442)	137,428
User base	4.0	68,817	(29,807)	39,010	68,817	(27,369)	41,448
License asset	1.3	25,640	(4,273)	21,367	25,640	—	25,640
Developed technology	4.9	148,424	(28,268)	120,156	87,851	(21,435)	66,416
Other	5.0	36,471	(7,984)	28,487	34,895	(6,648)	28,247
Total long-lived intangible assets		2,729,220	(711,122)	2,018,098	2,302,253	(592,906)	1,709,347
Short-lived intangible assets:
Apps	0.4	43,151	(40,940)	2,211	40,348	(38,724)	1,624
Total intangible assets		$2,772,371	$(752,062)	$2,020,309	$2,342,601	$(631,630)	$1,710,971
As of March 31, 2022 and December 31, 2021, short-lived mobile Apps were included in prepaid expenses and other current assets.
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$104,619	$82,185
Sales and marketing	16,392	3,209
Total	$121,011	$85,394
8. Common Stock
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, under the Exchange Act, to facilitate repurchases of its shares. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, has no expiration date and may be modified, suspended or terminated at any time at the Company's discretion. As of March 31, 2022, the Company repurchased 893,556 shares of our Class A common stock for an aggregate amount of $43.7 million.
9. Stock-based Compensation
The Company maintains the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan and the 2021 Employee Stock Purchase Plan, all of which were adopted by the Board and approved by its stockholders.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of restricted stock units ("RSUs"), incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights ("SARs"), performance units, and performance shares to the Company’s employees, directors, consultants and other service providers. The total shares of the Company’s Class A common stock that were initially reserved for issuance under the 2021 Plan was 39,000,000, and provides for an annual increase of shares equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s Board may determine. During the three months ended March 31, 2022, the Board decreased the number of shares of Class A common stock reserved for issuance under the 2021 Plan by 2,000,000 shares.

In the three months ended March 31, 2022 the Company granted 904,773 RSUs to certain employees under the 2021 Plan at the weighted average grant date fair value of $69.98 per RSU. The RSUs generally vest over an approximate period of four to five years of continuous service from their respective vesting commencement dates.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of RSUs, ISOs, NSOs, SARs, performance units, and performance shares to individuals or entities engaged by the Company or a parent or subsidiary of the Company to render bona fide services to the party engaging such individual or entity. A total of 390,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to the 2021 Partner Plan. During the three months ended March 31, 2022, the Board reserved an additional 2,000,000 shares of Class A common stock for issuance under the 2021 Partner Plan.
In the three months ended March 31, 2022 the Company granted 125,255 RSUs under the 2021 Partner Plan. The RSUs generally vest over an approximate period of four to five years of continuous service and have a grant date fair value of $48.18 per RSU.
2021 Employee Stock Purchase Plan
The ESPP permits participants to purchase shares of the Company’s Class A common stock through contributions of up to 15% of their eligible compensation. The ESPP provides for consecutive, overlapping overlapping 24-month offering periods, during which the contributed amount by the participant will be used to purchase shares of the Company’s Class A common stock at the end of each 6-month purchase period with the purchase price of the shares being 85% of the lower of the fair market value of the Company’s Class A common stock on the first day of an offering period or on the exercise date. A participant may purchase a maximum of 590 shares of the Company’s Class A common stock during a purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.
A total of 7,800,000 shares of the Company’s Class A common stock are available for sale under the ESPP and provides for an annual increase of shares equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. In the three months ended March 31, 2022 there were no purchases of shares under the ESPP.
The Company recognized stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,052	$109
Sales and marketing	6,919	1,819
Research and development	20,629	6,465
General and administrative	16,040	21,566
Total	$44,640	$29,959
For the three months ended March 31, 2022 and 2021, total stock-based compensation expense included $0.3 million and $0.3 million associated with awards that may be settled in stock of one of the Company’s subsidiaries, respectively.
Early Exercise of Stock Options—As of March 31, 2022 and December 31, 2021 the Company had 635,873 and 486,999 shares of Class A common stock subject to repurchase in connection with early exercised stock options, respectively. The liability for the shares subject to repurchase as of March 31, 2022 and December 31, 2021 was $3.0 million and $1.4 million, respectively, which was included in accrued liabilities in the Company’s condensed consolidated balance sheets.
During 2020 and 2019, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and, for accounting purposes, in-substance are nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $20.9 million were settled through either share repurchase, in the amount of $17.2 million, or cash payment, in the amount of $3.7 million. In connection with the repurchase of shares, the

Company accelerated vesting of 60,968 shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. As of March 31, 2022 and December 31, 2021, the Company had 2,434,999 and 2,884,999 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes, of which 275,105 and 663,856 shares, were unvested and subject to repurchase, respectively. The principal balances of nonrecourse promissory notes outstanding amounted to $11.8 million and $15.1 million as of March 31, 2022 and December 31, 2021, respectively.
10. Earnings Per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers its convertible preferred stock, options exercised in exchange for nonrecourse promissory notes, early exercised unvested stock options and unvested restricted stock awards to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to convertible preferred stock, options exercised in exchange for nonrecourse promissory notes, early exercised unvested common stock options and unvested restricted stock awards as the holders of these instruments do not have a contractual obligation to share in the Company’s losses. Net income is attributed to common stockholders and participating securities based on their participation rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic and Diluted EPS
Numerator:
Net loss per attributable to common stockholders	$(115,257)	$(10,521)
Denominator:
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	371,967,881	222,408,568
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.05)
The following table presents the forms of antidilutive potential common shares:

	As of March 31,
	2022	2021
Convertible preferred stock	—	109,090,908
Stock options exercised for promissory notes	2,434,999	3,874,999
Early exercised stock options	635,873	458,499
Unvested RSAs	121,158	782,895
Stock options	14,409,668	19,581,567
Unvested RSUs	7,628,274	—
ESPP	239,378	—
Total antidilutive potential common shares	25,469,350	133,788,868
The table above does not include the convertible security issued in 2020. The sellers converted the convertible security in 2021.
11. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases its interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and record the discrete tax items in the period to which they relate. In each quarter, the Company updates its estimated annual effective tax rate and makes a year-to-date adjustment to its tax provision as necessary. The Company’s calendar year 2022 annual effective tax rate differs from the U.S. statutory rate primarily due to stock-based compensation expenses, foreign derived intangible income deduction, global intangible low-taxed income, valuation allowance against losses which cannot be realized and the foreign tax rate differential.
During the three months ended March 31, 2022, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in its unrecognized tax benefits within the next twelve months.
12. Related Party Transactions
On February 12, 2021, the Company amended its credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. In connection with this amendment, the Company paid $0.8 million in fees to KKR Capital Markets LLC, which is affiliated with KKR Denali Holdings L.P. ("KKR Denali"), one of the Company’s principal stockholders.
On March 31, 2021, the Company drew down an additional $250.0 million from the Company’s $600.0 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the Company.
The Company had no other material related party transactions for the three months ended March 31, 2022 and 2021.
13. Subsequent Events
In April 2022, the Company completed its previously announced acquisition of all of the equity interests of Wurl, Inc. ("Wurl"), a connected TV software platform, for a total purchase price of approximately $379.0 million, consisting of $220.0 million in cash, 2,579,692 shares of the Company's Class A common stock valued at $137.0 million and a liability of $22.0 million relating to an indemnity holdback amount to be paid in 18 months following the closing of the transaction. The transaction will enable the Company to expand into the Connected TV market. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the assets acquired and liabilities assumed at their respective fair values on the acquisition date. Due to the timing of the close, as of the date of issuance of these condensed consolidated financial statements, the acquisition accounting is incomplete as the Company is still in the process of estimating the initial purchase price allocation. As a result, the Company is unable to provide this information as well as the pro forma financial information of the combined entity, which will be reported on its Form 10-Q for the quarter ending June 30, 2022. The Company incurred transaction costs of approximately $1.7 million included in the general and administrative expenses for the three months ended March 31, 2022, in connection with the business combination for legal and accounting fees. Concurrent with entering into the definitive agreement, the Company also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of the Company's Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees. Such plan became effective at the closing of the transaction.
In April 2022, the Company granted 1,192,676 RSUs under the 2021 Plan to new employees who joined the Company in connection with the acquisition of Wurl. Such RSUs include vesting terms of approximately four years, subject to continuous employment, and have a grant date fair value of $46.74 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
For the three months ended March 31, 2022, our revenue grew 4% year-over-year, from $603.9 million for the three months ended March 31, 2021 to $625.4 million in the comparative period in 2022. We generated a net loss of $115.3 million for the three months ended March 31, 2022, and a net loss of $10.6 million in the comparative period in 2021. We generated Adjusted EBITDA of $276.2 million, and $131.1 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, our net cash provided by (used in) operating activities was $31.7 million and $61.8 million in the three months ended March 31, 2022 and 2021, respectively. See the section titled “Non-GAAP Financial Metrics” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended March 31, 2022, Software Platform Revenue represented 19% of total revenue and Apps Revenue represented 81% of total revenue.
As a result of the strategic review of our Apps portfolio, which we announced in our shareholder letter on May 11th, 2022 and which we discuss below, we have updated the presentation of our revenue and associated discussion within this filing to align with how our management reviews our revenue and financial performance.
Software Platform Revenue
We generate Software Platform Revenue from fees paid by mobile app advertisers who use our Software Platform to grow and monetize their apps. We are able to grow our Software Platform Revenue by improving our various software technologies.
Software Platform clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. While we have thousands of clients as of March 31, 2022, the vast majority of our revenue is derived from our Software Platform Enterprise Clients. See “Key Metrics” below for additional information on how we calculate Software Platform Enterprise Clients. We see multiple opportunities to gain new Software Platform clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.

Our Software Platform includes AppDiscovery, Adjust and MAX. Clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, and shared with our advertising publishers, typically on a cost per impression model. Our Software Platform Enterprise Clients had a Net Dollar-Based Retention Rate of approximately 137% for the three months ended March 31, 2022.1
Software Platform clients use Adjust's SaaS mobile marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Software Platform clients use MAX to optimize purchases of app advertising inventory. The Compass Analytics tool within MAX provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more developers move to in-app bidding monetization, we expect growth in the adoption of, and revenue from, MAX.
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase ("IAP") ("Consumer Revenue") and when clients purchase the digital advertising inventory of our portfolio of Apps ("Business Revenue"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate Consumer Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. Consumer Revenue represented 67% of total Apps Revenue in the three months ended March 31, 2022.
During the three months ended March 31, 2022, we had an average of 2.7 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $41. Leveraging the benefit of our integrated Platform and Apps, we see opportunities to grow our App-related revenue streams by increasing MAPs and expanding ARPMAP within existing games and through new game development, acquisitions and partnerships. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
Business clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 350 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from business clients that purchase advertising inventory from our Apps. Revenue from business clients related to our Apps is generated from ads purchased by advertisers, as well as from revenue-sharing agreements between some of our studios and a selection of third-party studios for which they publish and monetize games. Business Revenue represented 33% of total Apps Revenue in the three months ended March 31, 2022.

1 We measure Net Dollar-Based Retention Rate for the three months ended March 31, 2022 for our Software Platform Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the three months ended March 31, 2021 from our Software Platform Enterprise Clients as of March 31, 2021. Current period revenue is revenue for the three months ended March 31, 2022 from Software Platform Enterprise Clients as of March 31, 2021. See the section titled "Key Metrics--Update to our Key Metrics" below.

Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Software Platform Enterprise Clients ("SPECs"). We focus on the number of Software Platform Enterprise Clients, which are third-party clients from whom we have collected greater than $31,250 of Software Platform revenue in the three months to a given date, equating to an annual run-rate of $125,000 in revenue. Software Platform Enterprise Clients generate the vast majority of our Business Revenue - Software Platform and Business Revenue - Software Platform growth.
Revenue Per Software Platform Enterprise Client ("Revenue per SPEC"). We define Revenue per SPEC as (i) the total revenue derived from our Software Platform Enterprise Clients in a three-month period, divided by (ii) Software Platform Enterprise Clients as of the end of that same period. Revenue per SPEC shows how efficiently we are monetizing each SPEC. We expect to increase Revenue per SPEC over time as we enhance our Software Platform and Apps.
The following table shows our Software Platform Enterprise Clients and Revenue per SPEC for the three months March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Software Platform Enterprise Clients	481	193
Revenue per SPEC (thousands)	$553	$453
Update to our Key Metrics
Beginning with the three months ended June 30, 2022, the revenue measurement period used to determine the number of SPECs in a period will be updated to include clients from whom we have collected greater than $125,000 in Software Platform revenue over the trailing 12 months. The current definition of SPEC includes third-party clients who had more than $31,250 in Software Platform revenue for the prior three months. We believe this change in revenue measurement period will provide additional information regarding the scale and growth of our more-mature clients. Going forward, when Net Dollar-Based Revenue Retention ("NDBRR") measures are provided, we will also calculate such measures using the updated definition of SPECs.
The table below shows our SPEC and Revenue per SPEC as of March 31, 2022 and 2021 under the updated calculations.

	Twelve Months Ended March 31,
	2022	2021
SPEC (trailing 12 months)	447	156
Revenue per SPEC (trailing 12 months) (in thousands)	$1,701	$1,544
Total Software Transaction Value ("TSTV"). Software Platform revenue is from third-party clients using our Software Platform to find new customers. We do not recognize revenue from our own spend on our Software Platform. Therefore, we use TSTV to measure the scale and growth rates of our Software Platform, as it reflects the total value on our Software Platform including our first-party studios as though they were stand-alone businesses.
The following table shows our Total Software Transaction Value for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Total Software Transaction Value	$185,640	$147,901
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an

IAP on our Apps. We estimate that our counted MAPs generated approximately 97% of our Consumer Revenue during the three months ended March 31, 2022, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games. We expect to increase our MAPs over time as we increase the number of our Apps and enhance the engagement and monetization of our Apps.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total Consumer Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP. We expect to increase ARPMAP over time as we enhance the monetization of our Apps.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Monthly Active Payers (millions)	2.7	3.1
Average Revenue Per Monthly Active Payer	$41	$38
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other (income) expense, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, loss (gain) on extinguishments of acquisition related continent consideration, non-operating foreign exchange losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 and 2021, and a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in thousands. except percentages)
Net loss	$(115,298)	$(10,575)
Adjusted as follows:
Interest expense and loss on settlement of debt	32,009	35,010
Other income, net[2]	(2,417)	(8,626)
Benefit from income taxes	(42,684)	(3,180)
Amortization, depreciation and write-offs	128,989	88,817
Non-operating foreign exchange gain	(458)	(1,281)
Stock-based compensation	44,640	29,959
Acquisition-related expense	14,814	938
Publisher bonuses[3]	209,635	—
MoPub acquisition transition services[4]	6,999	—
Adjusted EBITDA	$276,229	$131,062
Adjusted EBITDA Margin	44.2%	21.7%
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Core Technologies and Software Platform to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including AXON, AppDiscovery, Adjust and MAX, will further improve their effectiveness for developers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
Retain and grow existing clients
We rely on existing clients for a significant portion of our revenue. As we improve our Software Platform and Apps, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest mobile advertising platforms in the world. We believe there is significant room for us to further expand our relationships with these clients and increase their usage of our Software Platform. We have invested in targeted sales and account-based marketing efforts, including through Adjust’s sales and marketing teams, to identify and showcase opportunities to clients and plan to continue to do so in the future.
In the past, our clients have generally increased their usage of our Software Platform and Apps, and as a result, growth from existing clients has been a primary driver of our revenue growth. We must continue to retain our existing clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
2 Excludes recurring operational foreign exchange gains and losses.
3 In association with the MoPub acquisition, we incurred certain costs to incentivize publishers to migrate to our MAX mediation solution including existing publishers of MoPub as well as publishers on other competitor offerings, and to retain certain existing MAX publishers. These costs were reflected as a reduction to revenue in the period. We have not historically incurred significant publisher migration costs, nor do we currently intend to incur significant publisher migration costs in the future. As such, we have removed the impact of these costs from Adjusted EBITDA.
4 Reflects one-time transition services provided by Twitter to AppLovin.

Add new clients globally
Our future success depends in part on our ability to acquire new clients. We recently increased our focus on markets outside the United States to serve the needs of clients globally. During the three months ended March 31, 2022, only 43% of our revenue from Software Platform and Apps Business Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.
Review of our AppLovin Apps portfolio

Over the past several years, our Apps have been critical in providing first-party data and audiences for our Software Platform to enable us to test, design, and scale our technologies, Given the recent development of our technology, the current scale of our Software Platform, and the reach of our MAX solution, we believe we can reduce our reliance on the data from our Apps. Therefore, we are reviewing our Apps portfolio and its cost structure, focusing on how best to optimize each asset’s contribution to our overall financial performance. This review may result in the retention, restructure, or sale of certain assets, or no change to our Apps portfolio. We may also choose to make certain changes to optimize the cost structure of certain Apps rather than continuing to invest in revenue growth. We believe that our execution of this review, and our ability to optimize the contribution of our Apps portfolio, will affect our revenue growth, profitability, and cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our business. From the beginning of 2018 through March 31, 2022, we have invested over $2.5 billion in 28 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021 and MoPub in January 2022.
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
Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Core Technologies and Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future continue to have an impact on it, including the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. The IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations. To date, these data privacy changes have had a relatively muted aggregate impact on our overall results of operations.
New tools for developers, industry standards, and platforms may emerge in the future. We believe our focus on the mobile app ecosystem has allowed us to understand the needs of our clients and our relentless innovation has enabled us to quickly adapt to changes in the industry and pioneer new solutions. We must continue to innovate and stay ahead of developments in the mobile app ecosystem in order for our business to succeed and our results of operations to continue to improve.
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
We collect Software Platform Revenue from advertisers spending on our Software Platform. Software Platform Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model.
We generate Apps revenue from both consumers and business clients. Consumer Revenue is from consumer IAPs made by users within our Apps. Business Revenue is generated from advertisers that purchase advertising inventory from our diverse portfolio of Apps. Business Revenue from our Apps was 33% of total Apps Revenue for the three months ended March 31, 2022.
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
Benefit from income taxes. We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, impacts from acquisition restructuring, deduction benefits related to foreign-derived intangible income, future changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. Additionally, our effective tax rate can vary based on the amount of pre-tax income or loss.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$625,421	$603,877
Costs and expenses:
Cost of revenue(1)(2)	281,780	223,061
Sales and marketing(1)(2)	290,133	265,513
Research and development(1)	126,250	60,876
General and administrative(1)	55,245	42,962
Total costs and expenses	753,408	592,412
Income (loss) from operations	(127,987)	11,465
Other income (expense):
Interest expense and loss on settlement of debt	(32,009)	(35,010)
Other income, net	2,014	9,790
Total other expense	(29,995)	(25,220)
Loss before income taxes	(157,982)	(13,755)
Benefit from income taxes	(42,684)	(3,180)
Net loss	$(115,298)	$(10,575)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,052	$109
Sales and marketing	6,919	1,819
Research and development	20,629	6,465
General and administrative	16,040	21,566
Total stock-based compensation	$44,640	$29,959

(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$104,619	$82,185
Sales and marketing	16,392	3,209
Total amortization expense related to acquired intangibles	$121,011	$85,394
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue	45%	37%
Sales and marketing	46%	44%
Research and development	20%	10%
General and administrative	9%	7%
Total costs and expenses	120%	98%
Income (loss) from operations	(20)%	2%
Other income (expense):
Interest expense and loss on settlement of debt	(5)%	(6)%
Other income, net	0%	2%
Total other expense	(5)%	(4)%
Loss before income taxes	(25)%	(2)%
Benefit from income taxes	(7)%	(1)%
Net loss	(18)%	(2)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		2021 to 2022 % change
	2022	2021
	(in thousands, except percentages)
Software Platform Revenue	$118,840	$88,419	34%
Consumer Revenue	339,472	358,495	(5)%
Business Revenue	167,109	156,963	6%
Apps Revenue	506,581	515,458	(2)%
Total Revenue	$625,421	$603,877	4%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Total revenue increased by $21.5 million, or 4%, for the three months ended March 31, 2022 compared to the prior year period due to increases in Software Platform Revenue of 34% and Business Revenue of 6%, partially offset by a decline in Consumer Revenue of 5%.
For the three months ended March 31, 2022, our Software Platform Revenue increased by $30.4 million from the prior year period primarily due to AppDiscovery where installations increased 45% and price per installation increased 113% compared to the prior year period, as well as the contribution from MoPub and Adjust, partially offset by publisher bonuses of $209.6 million, which are accounted for as a reduction to revenue since the publishers receiving such bonuses are also our customers. Usage of advertising inventory by our Owned Studios and Partner Studios represented 15% of installations during the three months ended March 31, 2022. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended March 31, 2022, our Apps Revenue decreased by $8.9 million from the prior year period. For the three months ended March 31, 2022, our Consumer Revenue decreased by $19.0 million from the prior year period, primarily due to a 12% decrease in the volume of in-app purchases, partially offset by a 8% increase in price per in-app purchase. Existing and newly developed Apps by our Owned and Partner Studios contributed $116.4 million of the decrease, while Apps acquired since March 31, 2021 generated a partially offsetting increase of $97.4 million. The increase in our Business Revenue from Apps of $10.1 million was primarily a result of increased advertising revenue from acquired Apps which contributed an increase of $25.5 million partially offset by a net decrease of $15.4 million from existing and newly developed Apps by our Owned and Partner Studios. Our Business Revenue from Apps grew due to a 11% increase in the volume of advertising impressions partially offset by a 4% decrease in price per advertising impression compared to the prior year period. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
Cost of revenue

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
Cost of revenue	$281,780	$223,061	26%
Percentage of revenue	45%	37%
Cost of revenue in the three months ended March 31, 2022 increased by $58.7 million, or 26%, compared to the same period in the prior year. The increase in the three months ended March 31, 2022 was primarily due to an increase of $27.3 million in depreciation and amortization of acquired-technology driven by an increase in acquisition activity subsequent to the prior year period, an increase of $26.9 million in expenses associated with operating our network infrastructure driven by the growth in our operations and an increase of $5.6 million in professional services to support our network infrastructure, partially offset by a decrease of $9.0 million in third-party payment processing fees paid associated with in-app purchases.

Sales and marketing

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$290,133	$265,513	9%
Percentage of revenue	46%	44%
Sales and marketing expenses in the three months ended March 31, 2022 increased by $24.6 million, or 9%, compared to the same period in the prior year primarily due to an increase of $15.1 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher grant date fair value of our common stock and an increase in headcount, an increase of $13.2 million in depreciation and amortization of intangible assets driven by an increase in acquisition activity, and an increase of $9.3 million in professional services costs, offset by a $15.8 million decrease in user acquisition costs.
Research and development

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
Research and development	$126,250	$60,876	107%
Percentage of revenue	20%	10%
Research and development expenses in the three months ended March 31, 2022 increased by $65.4 million, or 107%, compared to the same period in the prior year. The increase in the three months was primarily due to an increase of $39.0 million in professional services costs related to development of new apps by third parties and an increase of $24.7 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher grant date fair value of our common stock and an increase in headcount.
General and administrative

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$55,245	$42,962	29%
Percentage of revenue	9%	7%
General and administrative expenses in the three months ended March 31, 2022 increased by $12.3 million, or 29%, compared to the same period in the prior year. The increase in the three months was primarily due to an increase of $12.7 million in acquisition-related stamp duty and an increase of $3.9 million in professional services costs primarily associated with audit, tax and legal support, offset by a decrease of $7.4 million in personnel-related expenses primarily related to executive bonus and stock-based compensation expense in the prior year period.
Interest expense and loss on settlement of debt

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(32,009)	$(35,010)	(9)%
Percentage of revenue	(5)%	(6)%
In the three months ended March 31, 2022, interest expense and loss on settlement of debt decreased by $3.0 million, or 9% compared to the same period in the prior year. This decrease was primary due to a loss on the settlement of term loans of $16.9 million during the prior year period, offset by an increase of $12.3 million in interest expense related to an increase in the term loans balance.

Other income, net

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
Other income, net	$2,014	$9,790	(79)%
Percentage of revenue	—%	2%
In the three months ended March 31, 2022, other income, net decreased by $7.8 million, or 79%, compared to the same period in the prior year. The decrease was primarily due to a fair value remeasurement gain of $6.6 million related to term loan embedded derivative in the prior year period.
Benefit from Income Taxes

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
	(in thousands, except percentages)
Benefit from income taxes	$(42,684)	$(3,180)	1,242%
Percentage of revenue	(7)%	(1)%
In the three months ended March 31, 2022, benefit from income taxes increased by $39.5 million or 1,242% compared to the same period in the prior year. The increase in tax benefit was driven by an increase of $34.9 million due to higher pre-tax loss during the three months ended March 31, 2022, an increase of $21.6 million due to stock-based compensation expense, an increase of $21.3 million due to global intangible low-taxed income, an increase of $17.9 million due to valuation allowance, and an increase of $4.2 million due to foreign income taxed at different rates, partially offset by a decrease of $48.9 million due to foreign derived intangible income deduction, $9.5 million due to research and development credit, and $3.9 million due to foreign income inclusion.
Liquidity and Capital Resources
Since inception, we financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock and borrowings made under our Credit Agreement. As of March 31, 2022, we had cash and cash equivalents of $1.41 billion.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(31,719)	$61,819
Net cash used in investing activities	$(1,059,743)	$(18,273)
Net cash provided by (used in) financing activities	$(65,424)	$400,374
Operating Activities

Net cash used in operating activities was $31.7 million for the three months ended March 31, 2022, primarily consisting of $115.3 million of net loss, adjusted for certain non-cash items, which included $129.0 million of amortization, depreciation and write-offs, $44.6 million of stock-based compensation expense, $5.8 million of change in operating right of use asset, $3.2 million of amortization of debt issuance costs and discount and $1.0 million of net unrealized losses on fair value remeasurements, partially offset by a net increase in the operating assets and liabilities of $99.5 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets and decrease in operating lease liabilities partially offset by higher accounts payable and accrued and other liabilities.
Net cash provided by operating activities was $61.8 million for the three months ended March 31, 2021, primarily consisting of $10.6 million of net loss, adjusted for certain non-cash items, which included $88.8 million of amortization, depreciation and write-offs, $30.0 million of stock-based compensation expense, $16.9 million of loss on settlement of debt, $11.2 million of net unrealized gains on fair value remeasurements, $5.8 million of change in operating right of use asset, and $4.3 million of amortization of debt issuance costs and discount, partially offset by a net increase in the operating assets and liabilities of $60.8 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets, and a decrease in operating lease liabilities partially offset by higher accounts payable.
Investing Activities
Net cash used in investing activities was $1.06 billion for the three months ended March 31, 2022, primarily consisting of $1.05 billion related to acquisitions and $14.1 million in purchases of non-marketable investments and other, partially offset by $2.2 million in proceeds from other investing activity.
Net cash used in investing activities was $18.3 million for the three months ended March 31, 2021, primarily consisting of $14.0 million in purchases of non-marketable investments and other and $4.2 million related to acquisitions.
Financing Activities
Net cash used in financing activities was $65.4 million for the three months ended March 31, 2022, primarily consisting of repurchases of stock under the repurchase program of $43.7 million, payments for license asset obligations of $17.4 million, payments for finance leases of $6.2 million, repayments of debt principal of $4.6 million, and payments for deferred acquisition costs of $1.7 million, partially offset by $8.1 million proceeds from exercise of stock options.
Net cash provided by financing activities was $400.4 million for the three months ended March 31, 2021, primarily consisting of $844.7 million of proceeds from debt issuance and $12.9 million proceeds from exercise of stock options, partially offset by repayments of debt principal of $302.3 million, payments for deferred acquisition costs of $152.2 million and payments of deferred IPO costs of $1.8 million.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. As of March 31, 2022, our total outstanding indebtedness under the Credit Agreement was $3.27 billion, consisting of outstanding term loans.
Contractual Obligations
On February 23, 2022 we entered into a definitive agreement to acquire Wurl, Inc., a software platform company in the Connected TV ("CTV") market. We completed the acquisition in April 2022 for a total purchase price of approximately $379.0 million, consisting of $220.0 million in cash, 2,579,692 shares of our Class A common stock valued at $137.0 million and a liability of $22.0 million representing the present value of an indemnity holdback amount of $23.0 million to be paid in 18 months following the closing of the transaction. Concurrent with entering into the definitive agreement, we also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of our Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees. Such plan became effective at the closing of the transaction.
In the first quarter of 2022, we invested or committed to invest in certain private equity funds with total unfunded commitments of $44.1 million as of March 31, 2022.

With the exception of the transactions described above and except for scheduled payments from the ongoing business, there were no material changes in our commitments under contractual obligations as of December 31, 2021 as disclosed in our Annual Report on Form 10-K filed with the SEC.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates.
As of March 31, 2022, we had unrestricted cash and cash equivalents of $1.41 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of March 31, 2022, we had a debt balance of $3.27 billion. A hypothetical 50 basis point change in interest rates as of March 31, 2022 would not have a material impact on our net income for the three months ended March 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
•our ability to attract new clients, the loss of clients or reduction in spend by clients;
•security breaches, improper access to or disclosure of data or other cyber incidents;
•competition in our industry;
•our ability to adapt to technological change;
•our ability to address or mitigate technical limitations in our systems;
•our ability to maintain and scale our technical infrastructure;
•our reliance on certain key employees and our ability to attract, retain, and motivate key personnel;
•risks related to our strategic acquisitions and partnerships, including integration and managing growth;
•risks related to our plan to continue to expand and diversify operations through strategic acquisitions and partnerships;
•our ability to realize the value of our strategic review of our Apps portfolio;
•our strategic acquisitions and partnerships may expose us to tax risks;
•our ability to maintain relationships with our Partner Studios;
•our reliance on third-party platforms to distribute our AppLovin Apps and collect revenue;
•our ability to launch or acquire new AppLovin Apps and successfully monetize or improve them and existing Apps;
•our ability to retain existing users or add new users cost-effectively, or if users decrease their level of engagement;
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
•our ability to achieve or maintain profitability with increasing operating expenses;
•the impact of the COVID-19 pandemic and responsive measures;
•our ability to maintain company culture;
•our ability to establish and maintain awareness of the AppLovin brand;
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
•our use of and compliance with open source software;
•our ability to acquire and maintain licenses to intellectual property
Financial and Accounting Matters
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
•the possibility that we may not realize the anticipated long-term stockholder value of our share repurchase programs;
•future sales of our Class A common stock;
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
•attract new and retain existing clients using AppLovin Software Platform and users of our Apps;
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
•changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers ("IDFA"), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;
•the diversification and growth of revenue sources beyond our current Software Platform and Apps;
•our ability to achieve the anticipated synergies from our strategic acquisitions and effectively integrate new assets and businesses acquired by us;
•our strategic review of our Apps portfolio;
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
In particular, it is difficult to predict if, when, or how quickly newly-launched software may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Core Technologies, Software Platform and consistently and timely launch new Apps. It is difficult for us to predict with certainty when we will expand our Software Platform suite or launch a new App as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Software Platform offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or maintain or improve existing Apps, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
The failure to attract new clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue is Software Platform Revenue and Business Revenue from our Apps. Software Platform Revenue is mostly from AppDiscovery, is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model. Business Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of mobile games. As is common in the mobile app ecosystem and in the advertising industry, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
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
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the "GDPR"), ePrivacy Directive, the California Consumer Privacy Act (the "CCPA"), and the Children’s Online Privacy Protection Act (the "COPPA");
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including the impact of the COVID-19 pandemic and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.

From time to time, certain of these factors have adversely affected our revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our Software Platform and use of our Apps, which may reduce the prices we receive for our advertisements or cause clients to stop advertising with us altogether, either of which would adversely affect our business and results of operations. The failure to attract new clients, loss of clients, or reduction in spending by clients could adversely affect our business, financial condition, and results of operations.
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
The mobile app ecosystem is prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Core Technologies, Software Platform, Apps, and other offerings involve the collection, storage, processing, and transmission of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees and clients or other third parties. We also store and implement measures designed to secure the source code for our Core Technologies, Software Platform and Apps as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information, content, or payment information from users, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other misuse of such data, or unavailability of data or of our Core Technologies, Software Platform, Apps, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Computer malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or credential stuffing), and general hacking have become more prevalent in the mobile app ecosystem. Some of these have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Core Technologies, Software Platform, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our internal systems and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our Core Technologies, Software Platform, Apps, or other offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities, or breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our Core Technologies, Software Platform or Apps and otherwise harm our reputation and market position.
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

The mobile app ecosystem is intensely competitive. If clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
We face significant competition in the mobile app ecosystem. We offer a suite of solutions for developers to get their mobile apps discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from clients for fees paid by mobile app advertisers, including developers, that use our Software Platform and from the sale of advertising inventory of our Apps. Advertisers often engage with several advertising platforms and networks to purchase advertisements on mobile apps and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online and mobile businesses that provide ad networks and platforms, mobile apps and games, media, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, and Unity Software as well as various private companies. Several of these companies, including Facebook, Google, and Unity Software, are also our partners and clients. Additionally, our studios build many of our Apps using the development kits offered by Unity Software. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our Software Platform or advertise on our Apps.
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
Some of our current and potential competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us, particularly outside of the United States. Some of our current and potential competitors may have greater resources, more diversified revenue streams, better technological or data analytics capabilities, or stronger brands or competitive positions in certain product segments, geographic regions, or user demographics than we do. If clients or users prefer our competitors’ products or services over our own, or if our competitors are better able to adapt to changes in the preferences of advertisers or users, regulations, or other developments, our business, financial condition, and results of operations could be adversely affected.

The mobile app ecosystem is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.
Technology changes rapidly in the mobile app ecosystem. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients and users, we will need to enhance and improve our Core Technologies, Software Platform, and Apps. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects.
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
Our reputation and ability to attract and retain our clients and users depends in part on the reliable performance of our Core Technologies, Software Platform and Apps. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients and users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and revenue growth. Additionally, we rely in part on third-party data centers and cloud hosting infrastructure. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies in the past, and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, we acquired PeopleFun, Inc. in the first quarter of 2018, MAX Advertising Systems, Inc. in the third quarter of 2018, SafeDK Mobile Ltd. in July 2019, Machine Zone, Inc. (Machine Zone) in May 2020, adjust GmbH (Adjust) in April 2021, and the MoPub business in January 2022. In February 2022, we also entered into a definitive agreement to acquire Wurl, Inc. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments may increase. For instance, our acquisitions of Machine Zone, Adjust, and the MoPub business were our largest acquisitions to date. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than the Machine Zone, Adjust, and the MoPub acquisitions.
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
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed generally accepted accounting principles in the United States ("GAAP");
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
We plan to continue to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Machine Zone, Adjust, MoPub and Wurl. We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, including our ability to identify suitable targets, increasing competition from other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees or publisher bonuses. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
Our strategic review of our Apps portfolio may not result in improvements to our financial performance, strategy, or operations, and we face a number of risks related to such review.

We are currently undertaking a strategic review of our Apps portfolio and its cost structure, focusing on how best to optimize each asset’s contribution to our overall financial performance. This review may result in the divestiture of certain studios or other assets, or other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. We may not achieve the desired strategic, operational and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review. Further, we may not be able to successfully execute the desired changes. During the pendency of this review or any transaction that may occur as a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If we are unable to successfully complete our strategic review or we are unable to complete the proposed outcomes of this review or they do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
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
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future continue to have an impact on it, including the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.
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
Our Apps portfolio depends in part on launching or acquiring, and continuing to service, mobile apps that users will download and spend time and money using. We have devoted and we may in the future continue to devote substantial resources to the research, development, analytics, and marketing of our Apps. Our development and marketing efforts are focused on improving the experience of our existing Apps, developing new Apps, and successfully monetizing our Apps. Our Apps generate revenue primarily through the sale of advertising, a substantial portion of which comes from other mobile gaming clients, and in-app purchases (IAPs). For Apps distributed through third-party platforms, we are required to share a portion of the proceeds from in-game sales with the platform providers, which share may be subject to changes or increases over time. In order to achieve and maintain our profitability, we need to generate sufficient revenue from our existing and new Apps to offset our ongoing development, marketing, and other operating expenses.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 350 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the three months ended March 31, 2022, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 26% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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

We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our Software Platform revenue has expanded rapidly, in particular since the launch of our ML-engine AXON. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies.
Additionally, the growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. Our future success depends in part on our ability to manage this expanded business. If not managed effectively, this growth could result in the over-extension of our management systems and information technology systems and our internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand and reputation and adversely affect our business, financial condition, and results of operations.
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
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have a partner studio located in Belarus with additional operations in Ukraine. The impact of Russia's invasion of Ukraine and the resulting geopolitical environment in those regions on their operations and other consulting resources we have in the area is unknown at this time. However, we may experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities. While not material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to Russia's invasion of Ukraine, including but not limited to, risks related to cybersecurity, sanctions, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments or further sanctions related to that region, we may be subject to penalties or other negative consequences which could adversely impact our business.
Further, our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. General macro-economic conditions, such as inflation or a recession or economic slowdown in the United States or internationally, including those resulting from the COVID-19 pandemic and geopolitical issues, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Uncertain economic conditions may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our Apps, changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
Our Apps portfolio depends in part on our ability to increase the amount of IAPs in our Apps, which requires our studios to effectively design mobile games and other apps that create features and virtual goods for which users will pay. Users make IAPs because of the perceived in-app value of virtual goods, which is dependent on the relative ease of obtaining an equivalent good by playing our mobile games. The perceived in-app value of these virtual goods can be impacted by various actions that we take in the mobile games including offering discounts for virtual goods, giving away virtual goods in promotions, or providing easier non-paid means to secure these goods. Managing virtual economies is difficult and relies on our assumptions and judgement. Further, changes in user preferences, including with respect to how they interact with mobile apps and general views towards IAPs, could decrease levels of spending on IAPs on our Apps and in the mobile app ecosystem generally. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any disruption in such economies, our reputation may be harmed and our users may be less likely to play our mobile games and to purchase virtual goods from us in the future, which could adversely affect our business, financial condition, and results of operations.
In addition, changes in the policies of Apple, Google, or other third-party platforms, or changes in accounting policies promulgated by the Securities and Exchange Commission ("SEC"), and national accounting standards bodies affecting software and virtual goods revenue recognition, could further significantly affect the way we report revenue related to IAPs, which could adversely affect our results of operations. Any changes in user, third-party platform, or regulator views towards IAPs, or any inability by us to respond to changing trends with respect to IAPs, could adversely affect our business, financial condition, and results of operations.
We anticipate increasing our operating expenses in the future, and we may not be able to achieve or maintain our profitability in any given period. If we cannot achieve or maintain our profitability, our business could be adversely affected.
Although we have been profitable on a GAAP basis and had positive cash flow from operations in certain prior periods, we may not always achieve sufficient revenue or manage our expenses in order to achieve positive cash flow from operations or profitability in any given period. Our operating expenses may continue to rise as we implement additional initiatives designed to increase revenue, potentially including: developing our Core Technologies, Software Platform and technology stack, launching Apps, strategic acquisitions and partnerships, business client and user acquisition spending, international expansion, hiring additional employees, and taking other steps to strengthen and grow our company. We are likely to recognize costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. We also anticipate that the costs of acquiring new clients and mobile app users, and otherwise marketing our Software Platform and Apps, will continue to rise. Further, we may continue to incur significant costs in connection with strategic acquisitions and partnerships, which costs may increase or become more concentrated to the extent we enter into larger transactions. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all, and which may be dilutive to our stockholders. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses in the future and may not be able to maintain positive cash flow from operations or profitability.
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
The full extent to which the COVID-19 pandemic and the various responses thereto impact our business, operations, and results of operations will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic; governmental, business, and individual actions that have been and continue to be taken in response to the pandemic; the effect on our clients; disruptions or restrictions on our employees’ ability to work and travel; the availability and cost to access the capital markets; and interruptions related to our cloud networking and mobile app infrastructure and that impact our business partners, platform providers, clients, and customer service and support providers. While substantially all of our business operations can be performed remotely , many of our employees are juggling additional work-related and personal challenges. With the general shift to remote work, we are able to tap into candidate pools previously unavailable to us, but candidates have also sought increased flexibility and may have more options available to them. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, users, business partners, and stockholders.
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
We believe that establishing and maintaining the AppLovin brand is critical to maintaining and creating favorable relationships with, and our ability to attract, new clients, particularly Software Platform Enterprise Clients, and key personnel. Increasing awareness of the AppLovin brand will depend largely upon our marketing efforts and our ability to successfully differentiate our Software Platform from the offerings of our competitors. In addition, successfully globalizing and extending our brand requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our Software Platform, our business, financial condition, and results of operations could be adversely affected.
We generally do not have long-term agreements with our clients.
Our clients are not required to enter into long-term agreements with us and may choose to stop using our Software Platform at any time. For example, our advertising agreements can be executed in as little as one day and can be terminated for convenience on two days’ notice. In order to continue to grow our Software Platform, we must consistently provide offerings that clients see as valuable and choose to use. If we fail to maintain our relationships with our clients, or if the terms of these relationships become less favorable to us, our results of operations would be harmed. Additionally, as certain of our clients are also our competitors, these clients may choose to invest in their own offerings rather than continue to use our Software Platform. Any failure to maintain our relationships with clients could adversely affect our business, financial condition, and results of operations.
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. This decision imposes restrictions on the ability to transfer personal data from the EU and Switzerland to the United States, and with the exit of the United Kingdom from the EU, we and other companies face additional restrictions on transfers of personal data from the United Kingdom. EU regulators since have issued additional guidance regarding these additional requirements that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. The decision foresees an 18-month grace period for companies to adopt the new SCCs, subject to obligations to use the SCCs for new contracts and data processing operations as of September 27, 2021 and by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that became effective March 21, 2022 and are required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, and the United Kingdom to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, and the United Kingdom to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the European Economic Area, Switzerland, and the United Kingdom to the United States. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, Swiss privacy laws, and United Kingdom privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, or the United Kingdom and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities in the European Economic Area, Switzerland, and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law ("LGPD"). In August 2021, China passed a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.

Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications ("ePrivacy Regulation"), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. On February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council.
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, with implementing regulations taking effect August 14, 2020, and which created new privacy rights for users residing in the state, including a private right of action for data breaches. The California Privacy Rights Act (CPRA) was approved by California voters in November 2020, goes into effect on January 1, 2023, and will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states appear to be following California's lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. For example, Nevada, Virginia, Colorado, and Utah have similarly enacted comprehensive privacy laws - The Nevada Privacy Law taking effect October 1, 2019, the Consumer Data Protection Act taking effect on January 1, 2023, the Colorado Privacy Act taking effect on July 1, 2023, and the Utah Consumer Privacy Act taking effect on December 31, 2023, respectively - all of which emulate the CCPA and CPRA in many respects. Our efforts to comply with the GDPR, CCPA, COPPA, and similar legal requirements, such as Brazil's LGPD and China's PIPL, has required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.
Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information.There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Although we take reasonable efforts to comply with these laws, regulations, and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
All of our mobile games are subject to privacy policies and terms of service located in application storefronts, within our mobile games, and on our respective websites. We endeavor to comply with industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations, or industry codes of conduct may be passed, or existing laws, policies, legal obligations, or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to residents of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our terms of service or privacy policy, or with applicable laws, regulations, or legal, contractual, or other actual or asserted obligations to users or third parties, concerning privacy, information security, data protection, consumer protection, or protection of minors; or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, may result in governmental enforcement actions or other proceedings, claims, demands, and litigation by private parties, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
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
With respect to our Apps, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as content that depicts violence, the social casino game genre, or loot boxes, many of which are ambiguous or still evolving and could be interpreted in ways that could adversely affect our business or expose us to liability. Some state attorney generals as well as other international regulatory bodies have brought and may continue to bring legal actions against social casino app developers and the third-party distribution platforms for such apps. Further, several jurisdictions have been regulating and continue to regulate the use of loot boxes in mobile games. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a user can acquire a virtual loot box, typically through mobile game play or by using virtual goods, but the user does not know which virtual good(s) he or she will receive (which may be a common, rare, or extremely rare item, and may be a duplicate of an item the user already has in his or her inventory) until the loot box is opened. The user will always receive one or more virtual goods when he or she opens the loot box, but the user does not know exactly which item(s) until the loot box is opened. In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain games by other companies that they reviewed constituted illegal gambling under each country’s laws. Further, the Federal Trade Commission (the "FTC") has examined consumer protection issues related to loot boxes and various other jurisdictions, including certain U.S. states, Australia, Brazil, and the United Kingdom are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Additionally, in 2021, Germany approved a new Youth Protection Act, that came into effect on May 1, 2021, which makes it unlawful to sell video games that contain loot boxes to minors. In some of our mobile games, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states, or other international jurisdictions could require that these game mechanics be modified or removed from games or that such apps be changed entirely, both of which could increase the costs of operating our mobile games, impact user engagement and monetization, or otherwise adversely affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics or genres. Further, laws or regulations may vary significantly across jurisdictions.
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
We are subject to the Foreign Corrupt Practices Act (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-corruption and anti-bribery laws applicable in the jurisdictions in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies, their employees, and third party business partners, representatives, and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we continue to expand our business internationally, our risks under these laws increase.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. There is currently significant tax legislation pending before Congress which, among other tax provisions, repeals and/or modifies key provisions of the 2017 Tax Act. If passed, this legislation could materially impact our tax obligations, including by increasing our effective tax rate. In addition, beginning in 2022, the Tax Act will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Furthermore, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties, or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the "DMCA") is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. Similarly, Section 230 of the Communications Decency Act (Section 230) protects online distribution platforms, such as ours, from actions taken under various laws that might otherwise impose liability on the platform provider for what content creators develop or the actions they take or inspire.
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
We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and the rules and regulations of the SEC and the Nasdaq listing standards. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting, and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. We expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. As a public company, we have incurred and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. As of March 31, 2022, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.27 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to continue to develop our Core Technology and Software Platform, enhance our existing Apps and develop new Apps and features, improve our operating infrastructure, or enter into strategic acquisitions and partnerships. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our credit agreement, which provides for a term loan and revolving credit facility, contains financial covenants with which we must comply. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations could be adversely affected.
The London Interbank Offered Rate calculation method may change and LIBOR is expected to be phased out after 2023.
Interest on our term loan and revolving credit facility, which are scheduled to mature in 2028, may be calculated based on the London Interbank Offered Rate ("LIBOR"). LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by June of 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after June of 2023, or if alternative rates or benchmarks will be adopted. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks, including SOFR. We may need to renegotiate our credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, including SOFR, may negatively impact the terms of such renegotiated credit facility or such other indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2022, the Voting Agreement Parties collectively held approximately 88% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning, transfers among affiliates, of KKR Denali Holdings L.P., or other transfers among the Voting Agreement Parties. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon certain events specified in our amended and restated certificate of incorporation.
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

As a result of our multi-class common stock structure and the Voting Agreement among the Voting Agreement Parties, the Voting Agreement Parties collectively hold greater than a majority of the voting power of our outstanding capital stock and the Voting Agreement Parties have the authority to vote the shares of all Class B common stock, subject to the terms of the Voting Agreement, at their discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the Nasdaq corporate governance requirements. Under these corporate governance requirements, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
Certain stockholders are entitled, under our investors' rights agreement (our "IRA"), to certain demand registration rights. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans and a registration statement to register shares of Class A common stock issued pursuant to our 2011 Equity Incentive Plan for resale. As a result, subject to the satisfaction of applicable exercise periods, the registered shares, including those issued upon exercise of outstanding stock options, will be available for immediate resale in the United States in the open market.
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
•after the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the "Voting Threshold Date"), our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter; and
•certain litigation against us may only be brought in Delaware.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended March 31, 2022, we issued RSUs covering 125,255 shares of our Class A common stock under our 2021 Partner Studio Incentive Plan. During the three months ended March 31, 2022, we issued 23,113 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31	—	—	—	—
February 1 - 28	—	—	—	—
March 1 - 31	894	$48.90	894	$706
Total	894		894

(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended or terminated at any time at our discretion.
(2) Average price paid per share includes costs associated with the repurchases.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: May 13, 2022	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)