Form 10-Q
period 2022-06-30
AppLovin Corp
filed 2022-08-12
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, the number of shares of the registrant’s Class A common stock outstanding was 291,939,038 and the number of shares of the registrant’s Class B common stock outstanding was 78,662,622.

			Page
PART I		FINANCIAL INFORMATION (UNAUDITED)	3
	Item 1.	Condensed Consolidated Financial Statements	3
		Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	4
		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021	5
		Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2022 and 2021	6
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	8
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
	Item 4.	Controls and Procedures	43

PART II		OTHER INFORMATION	44
	Item 1.	Legal Proceedings	44
	Item 1A.	Risk Factors	44
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
	Item 6.	Exhibits	88
		Signatures	89

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
•our previously announced non-binding proposal to combine with Unity Software Inc.;
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
•our expectations regarding the impact of COVID-19, the macroeconomic environment, including rising inflation and interest rates, and the war in Ukraine;
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$951,560	$1,520,504
Restricted cash equivalents	—	1,050,000
Accounts receivable, net	690,911	514,520
Prepaid expenses and other current assets	174,826	150,040
Total current assets	1,817,297	3,235,064
Property and equipment, net	62,431	63,608
Operating lease right-of-use assets	61,127	70,975
Goodwill	1,803,167	966,427
Intangible assets, net	2,028,974	1,709,347
Other assets	157,832	118,158
Total assets	$5,930,828	$6,163,579
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$283,397	$258,220
Accrued liabilities	162,978	133,770
Licensed asset obligation	7,058	17,374
Short-term debt	33,310	25,810
Deferred revenue	68,925	78,930
Operating lease liabilities	13,202	18,392
Deferred acquisition costs, current	75,719	107,601
Total current liabilities	644,589	640,097
Long-term debt	3,190,047	3,201,834
Operating lease liabilities, non-current	56,343	62,498
Licensed asset obligation, non-current	—	8,039
Other non-current liabilities	132,565	112,820
Total liabilities	4,023,544	4,025,288
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	109	201
Stockholders’ equity:
Convertible preferred stock,100,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 373,184,049 (Class A 294,521,427 and Class B 78,662,622) and 375,089,360 (Class A 296,426,738 and Class B 78,662,622) shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	3,149,474	3,160,487
Accumulated other comprehensive loss	(128,351)	(45,454)
Accumulated deficit	(1,113,959)	(976,954)
Total stockholders’ equity	1,907,175	2,138,090
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,930,828	$6,163,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$776,231	$668,806	$1,401,652	$1,272,683
Costs and expenses:
Cost of revenue	303,929	245,853	585,709	468,914
Sales and marketing	232,096	265,463	522,229	530,976
Research and development	141,108	77,462	267,358	138,338
General and administrative	45,743	45,050	100,988	88,012
Total costs and expenses	722,876	633,828	1,476,284	1,226,240
Income (loss) from operations	53,355	34,978	(74,632)	46,443
Other income (expense):
Interest expense and loss on settlement of debt	(36,505)	(19,030)	(68,514)	(54,040)
Other income (expense), net	518	(1,570)	2,532	8,220
Total other expense	(35,987)	(20,600)	(65,982)	(45,820)
Income (loss) before income taxes	17,368	14,378	(140,614)	623
Provision for (benefit from) income taxes	39,167	14	(3,517)	(3,166)
Net income (loss)	(21,799)	14,364	(137,097)	3,789
Add: Net loss attributable to noncontrolling interest	51	59	92	113
Net income (loss) attributable to AppLovin	(21,748)	14,423	(137,005)	3,902
Less: Net income attributable to participating securities	—	(1,128)	—	(807)
Net income (loss) attributable to common stock—Basic	$(21,748)	$13,295	$(137,005)	$3,095
Net income (loss) attributable to common stock—Diluted	$(21,748)	$13,349	$(137,005)	$3,137
Net income (loss) per share attributable to common stock:
Basic	$(0.06)	$0.04	$(0.37)	$0.01
Diluted	$(0.06)	$0.04	$(0.37)	$0.01
Weighted average common shares used to compute net income (loss) per share attributable to common stock:
Basic	373,912,724	335,619,207	372,932,509	279,326,624
Diluted	373,912,724	353,857,814	372,932,509	298,506,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(21,799)	$14,364	$(137,097)	$3,789
Other comprehensive loss:
Foreign currency translation loss, net of tax	(69,365)	(9,188)	(82,897)	(9,909)
Total other comprehensive loss	(69,365)	(9,188)	(82,897)	(9,909)
Add: Net loss attributable to noncontrolling interest	51	59	92	113
Total comprehensive income (loss) attributable to AppLovin	$(91,113)	$5,235	$(219,902)	$(6,007)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2021	$201	—	$—	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	—	—	1,179,554	—	6,541	—	—	6,541
Shares withheld related to net share settlement	—	—	—	(89,319)	—	(4,227)	—	—	(4,227)
Repurchases of stock - repurchase program	—	—	—	(893,556)	—	(43,697)	—	—	(43,697)
Stock-based compensation	—	—	—	—	—	44,377	—	—	44,377
Other comprehensive loss, net	—	—	—	—	—	—	(13,532)	—	(13,532)
Net loss	(41)	—	—	—	—	—	—	(115,257)	(115,257)
Balance as of March 31, 2022	$160	—	$—	375,286,039	$11	$3,163,481	$(58,986)	$(1,092,211)	$2,012,295
Stock issued in connection with equity awards	—	—	—	1,194,805	—	8,267	—	—	8,267
Shares withheld related to net share settlement	—	—	—	(234,412)	—	(9,384)	—	—	(9,384)
Repurchases of stock - repurchase program	—	—	—	(5,749,856)	—	(210,830)	—	—	(210,830)
Issuance of Class A common stock in connection with acquisitions	—	—	—	2,579,692	—	137,422	—	—	137,422
Issuance of common stock under employee stock purchase plan	—	—	—	107,781	—	3,663	—	—	3,663
Stock-based compensation	—	—	—	—	—	56,855	—	—	56,855
Other comprehensive loss, net	—	—	—	—	—	—	(69,365)	—	(69,365)
Net loss	(51)	—	—	—	—	—	—	(21,748)	(21,748)
Balance as of June 30, 2022	$109	—	$—	373,184,049	$11	$3,149,474	$(128,351)	$(1,113,959)	$1,907,175
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

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$(137,097)	$3,789
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	281,677	195,973
Amortization of debt issuance costs and discount	6,820	6,380
Stock-based compensation	101,796	57,103
Change in operating right-of-use asset	10,558	12,267
Loss on settlement of debt	—	16,852
Net unrealized loss (gain) on fair value remeasurements	1,755	(9,855)
Net (gain) loss on foreign currency remeasurements	(1,277)	952
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(163,416)	(69,881)
Prepaid expenses and other current assets	(28,993)	(92,851)
Other assets	3,033	5,269
Accounts payable	13,773	33,936
Operating lease liabilities	(12,046)	(12,083)
Accrued and other liabilities	7,795	6,752
Deferred revenue	(9,286)	(2,327)
Net cash provided by operating activities	75,092	152,276
Investing Activities
Purchase of property and equipment	(400)	(653)
Acquisitions, net of cash acquired	(1,294,352)	(1,017,012)
Purchase of non-marketable investments and other	(56,546)	(14,000)
Proceeds from other investing activities	2,162	10,000
Capitalized software development costs	(2,608)	(1,517)
Net cash used in investing activities	(1,351,744)	(1,023,182)
Financing Activities
Proceeds from issuance of common stock in initial public offering, including cost reimbursement	—	1,744,240
Proceeds from debt issuance, net of issuance costs	—	844,729
Payments of debt principal	(9,155)	(706,905)
Payments of finance leases	(12,326)	(4,621)
Proceeds from exercise of stock options	15,873	17,888
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	3,663	—
Payments of deferred acquisition costs	(71,712)	(157,565)
Payments of licensed asset obligation	(17,374)	—
Repurchases of stock - repurchase program	(244,015)	—
Net cash provided by (used in) financing activities	(335,046)	1,737,766
Effect of foreign exchange rate on cash and cash equivalents	(7,246)	(352)
Net increase (decrease) in cash and cash equivalents	(1,618,944)	866,508
Cash, cash equivalents and restricted cash equivalents at beginning of the period	2,570,504	317,235
Cash and cash equivalents at end of the period	$951,560	$1,183,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental non-cash investing and financing activities disclosures:
Issuance of common stock in connection with an acquisition	$137,422	$—
Acquisitions not yet paid	$70,792	$119,256
Assets acquired under finance leases	$17,869	$2,658
Repurchases of common stock included in accrued liabilities	$10,512	$—
Issuance of convertible security related to acquisitions	$—	$342,170
Deferred IPO costs not yet paid	$—	$986
Supplemental disclosure of cash flow information:
Cash paid for interest on debt	$61,867	$31,767
Cash paid for income taxes, net of refunds	$19,529	$32,737
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
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, South America, Asia, and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.
Segments
Effective May 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business. As such, we now report operating results through two reportable segments: Software Platform and Apps, as further discussed in Note 4. Accordingly, segment information for the comparable prior year period has been revised.
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
Services and Development Agreements
The Company enters into strategic agreements with mobile gaming studios (“Partner Studios”). The Company has historically allowed these Partner Studios to continue their operations with a significant degree of autonomy. In some cases, the Company bought Apps from Partner Studios and entered into service and development agreements whereby Partner Studios provide support in improving existing Apps and developing new Apps. The substantial majority of payments associated with service agreements for existing Apps are expensed to research and development when the services are rendered as the payments primarily relate to developing enhancements for the Apps. Payments for new Apps associated with development agreements are generally made in connection with the development of a particular App, and therefore, the Company is subject to development risk prior to the release of the App. Accordingly, payments that are due prior to completion of an App are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of an App are generally capitalized and expensed as cost of revenue. See Note 7, “Acquisitions” for additional information.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. These changes will become effective for the Company on January 1, 2024. The Company is currently evaluating the potential impact of these changes.

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

3. Revenue
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software Platform Revenue	$317,540	$145,664	$436,380	$234,083
Consumer Revenue	303,268	360,919	642,740	719,414
Business Revenue	155,423	162,223	322,532	319,186
Apps Revenue	458,691	523,142	965,272	1,038,600
Total Revenue	$776,231	$668,806	$1,401,652	$1,272,683
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$481,378	$406,179	$861,945	$772,345
Rest of the World	294,853	262,627	539,707	500,338
Total Revenue	$776,231	$668,806	$1,401,652	$1,272,683
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended June 30, 2022 and 2021, the Company recognized $54.7 million and $59.5 million of revenue that was included in deferred revenue as of March 31, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $73.4 million and $81.4 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020, respectively.
Unsatisfied Performance Obligations
All of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Publisher Bonuses
During the three months ended March 31, 2022, the Company paid or promised to pay a total of $209.6 million in bonuses to publishers consisting primarily of non-recurring bonuses to migrate publishers to MAX, the Company's own in-app mediation platform. The Company accounted for such publisher bonuses as a reduction to revenue since the publishers receiving such bonuses are also customers of the Company. Publisher bonuses recognized for the three months ended June 30, 2022 were not material.

4. Segments
In the second quarter of 2022, the Company revised the presentation of segment information to align with changes to how the Company's chief operating decision maker (“CODM”), which as of June 30, 2022 was the Chief Executive Officer, allocates resources and assesses performance. Effective May 2022, the Company reports operating results through two reportable segments: Software Platform and Apps. Previously, the Company had a single operating and reportable segment. Accordingly, financial information for the comparable prior year period has been updated to conform with the current year presentation of two segments.
The CODM evaluates the performance of each segment using revenue and segment adjusted EBITDA and the components of net income excluded from adjusted EBITDA are not separately evaluated. We define segment adjusted EBITDA as revenue less expenses, excluding depreciation and amortization. Segment adjusted EBITDA is used as a consistent performance measure by removing the impact of certain items that do not directly reflect segments’ core operations. The reconciliation of the aggregate amount of segment adjusted EBITDA for the Company's reportable segments to consolidated income (loss) before income taxes is presented in the table further below.
Revenue is attributed to the reportable segments based upon the customer. Expenses are attributed to the reportable segments either on a direct basis or are allocated. Allocated costs are generally sales and marketing-related activities and general and administrative overhead such as human resources, finance, legal, accounting and merger and acquisition activity. Revenue and expenses exclude transactions between our reportable segments.
Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, disclosure of assets by segment is not provided.
The Software Platform and Apps segments provide a view into the organization of our business and generate revenue as follows:
•Software Platform: primarily consists of revenue generated from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
•Apps: revenue is generated when a user of one of our Apps makes an in-app purchase ("Consumer Revenue") and when clients purchase the digital advertising inventory of our portfolio of Apps ("Business Revenue").

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Software Platform	$317,540	$145,664	$436,380	$234,083
Apps	458,691	523,142	965,272	1,038,600
Total Revenue	$776,231	$668,806	$1,401,652	$1,272,683

Segment Adjusted EBITDA:
Software Platform	$196,744	$91,850	$432,299	$151,240
Apps	73,000	91,882	113,674	163,554
Total Segment Adjusted EBITDA	$269,744	$183,732	$545,973	$314,794

Interest expense and loss on settlement of debt, net	$(36,505)	$(19,030)	$(68,514)	$(54,040)
Other income (expense), net	2,452	(1,671)	4,869	6,955
Amortization, depreciation and write-offs	(152,688)	(107,156)	(281,677)	(195,973)
Non-operating foreign exchange gain (loss)	819	(6)	1,277	1,275
Stock-based compensation	(57,156)	(29,435)	(101,796)	(59,394)
Acquisition-related expense and transaction bonus	(1,921)	(12,056)	(16,735)	(12,994)
Publisher bonuses	—	—	(209,635)	—
MoPub acquisition transition services	—	—	(6,999)	—
Restructuring costs	(7,377)	—	(7,377)	—
Income (loss) before provision for tax	$17,368	$14,378	$(140,614)	$623
5. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At June 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of June 30, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Unrestricted Balances
Money market funds	Cash and cash equivalents	$717,091	$717,091	$—	$—
Total financial assets		$717,091	$717,091	$—	$—

			As of December 31, 2021
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Unrestricted Balances
Money market funds	Cash and cash equivalents	$1,070,979	$1,070,979	$—	$—
Marketable equity securities	Prepaid expenses and other current assets	$2,532	$2,532	$—	$—
Restricted Balances
Money market funds	Restricted cash equivalents	1,050,000	1,050,000	—	—
Total financial assets		$2,123,511	$2,123,511	$—	$—

Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $21.3 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records its investments based on its proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $21.3 million and the unfunded commitments of $38.0 million as of June 30, 2022.
During the three and six months ended June 30, 2022, the Company made total capital contributions of $4.4 million and $18.5 million related to these investments and recorded an unrealized loss of $0.8 million and an unrealized gain of $0.8 million in other income, net in the Company’s condensed consolidated statement of operations, respectively. The Company had no such investments in 2021.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
During the three months ended June 30, 2022, the Company purchased certain non-marketable equity securities for total proceeds of $38.0 million. Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (expense), net in the Company's condensed consolidated statement of operations. There was no change in the carrying value of the non-marketable equity securities during the three months ended June 30, 2022. These investments are included in other assets in the Company’s condensed consolidated balance sheets. The Company had no such investments in 2021.
6. Commitments and Contingencies
Commitments
As of June 30, 2022, the Company's non-cancelable minimum purchase commitments comprised primarily of a certain arrangement related to cloud platform services, under which the Company committed to a minimum spend of $550.0 million through May 2025. As of June 30, 2022, the Company has not yet made any payments towards this commitment. In addition, the Company had total unfunded commitments of $38.0 million related to its investments in certain private equity funds (see Note 5).
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of June 30, 2022 and December 31, 2021, the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under our credit agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of June 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
7. Acquisitions
2022 Acquisitions
Business Combinations
Wurl—On April 1, 2022, the Company completed its acquisition of all of the equity interests of Wurl, Inc. ("Wurl"), a connected TV software platform, for a total purchase price of $378.2 million, consisting of $219.3 million in cash, 2,579,692 shares of the Company's Class A common stock valued at $137.4 million and a deferred payment of $21.5 million relating to an indemnity holdback amount to be paid in 18 months following the transaction close date. The transaction will enable the Company to expand into the connected TV market. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $1.9 million.
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$400
Accounts receivable and other current assets	15,194
Intangible assets
Customer Relationships—estimated useful life of 15 years	41,000
Developed Technology—estimated useful life of 6 years	60,500
Tradename—estimated useful life of 10 years	14,700
Goodwill	261,945
Property and equipment, net	363
Other assets	159
Accounts payable, accrued liabilities and other current liabilities	(12,854)
Deferred revenue	(209)
Deferred income tax liability	(3,031)
Total purchase consideration	$378,167
The above allocation of the purchase price is still provisional and subject to change within the measurement period, including potential adjustments to deferred tax balances. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of the acquisition close.
The income approach was used to determine the preliminary fair value of the customer relationships, developed technology, and tradename. Goodwill represents the excess of the purchase price over the preliminary fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, no tax deductible goodwill was generated as a result of this acquisition.
Contemporaneously with entering into the definitive agreement, the Company also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of the Company's Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees between 2023 and 2025. Such plan became effective at the closing of the transaction.
The Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022 includes Wurl's revenue of $11.4 million and pre-tax loss of $4.6 million for the period from the acquisition date of April 1, 2022 to June 30, 2022.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
MoPub—On January 1, 2022, the Company completed its acquisition from Twitter, Inc. of certain assets that comprised of its MoPub business for a total purchase price of $1.03 billion in cash. The acquisition allows the Company to integrate certain product features of the MoPub platform into MAX, the Company's own in-app mediation platform, and migrate publishers and demand partners from the MoPub platform to MAX. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $14.4 million.
The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired (in thousands):

As of June 30, 2022
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
Contemporaneously with the signing of the asset purchase agreement, the Company entered into an agreement for Twitter, Inc. to provide certain transitional services to facilitate the migration of publishers and demand partners to MAX during a three-month transitional period following the closing of the transaction (the "TSA"). The Company accounted for the TSA as a transaction separate from the business combination since it was negotiated primarily for the benefit of the Company. During the six months ended June 30, 2022, the Company recognized total expense of $7.0 million related to the transitional services, which was included primarily in cost of revenue in the Company's condensed consolidated statement of operations.
Due to the significant integration of the MoPub business with MAX, it was impractical to determine the impact of the acquired business on revenue or earnings.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
Asset Acquisitions
During the three and six months ended June 30, 2022, the Company recognized total earn-out costs of $43.8 million and $75.5 million, respectively, related to asset acquisitions closed in 2021 and prior. No other asset acquisition was completed during the three and six-month period ended June 30, 2022.

2021 Acquisitions
Business Combinations
On April 20, 2021, the Company acquired adjust GmbH (“Adjust”), a mobile application tracking and analytics company. The Company purchased all of the outstanding shares of the capital stock of Adjust and settled all of Adjust’s debt for the stated purchase price of $980.0 million, which was composed of a $352.0 million stated value of convertible securities convertible into a variable number of shares of the Company's Class A common stock at a variable conversion price, $50.0 million of cash holdback, and remaining amount of $578.0 million in cash consideration. The fair value of the convertible securities and fair value of the cash holdback are estimated to be $342.2 million and $47.6 million, respectively. As such, the fair value of the acquisition consideration is determined to be $967.8 million. The transaction is expected to expand the Company’s Software Platform solutions and has been accounted for as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $3.1 million.

The following table summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

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
The income approach was used to determine the fair value of the customer relationships, developed technology, and tradename. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, a tax deductible goodwill of $692.5 million was generated as a result of this acquisition.
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
In June 2021, the Company acquired certain mobile Apps from a foreign-based independent mobile game developer in exchange for an upfront cash consideration of $130.0 million and future earn-out payments. The Company incurred a total transaction cost of $4.0 million related to the transaction. The transaction was accounted for as an asset acquisition with $134.0 million allocated to the acquired mobile Apps, which will be amortized over nine years. Concurrent with the closing of the transaction, the Company entered into a development services agreement with the independent mobile game developer to support the acquired mobile Apps, as well as to develop new mobile Apps during the four-year term of the agreement. With respect to all initially acquired mobile Apps, the potential future earn-out payments are contingent on the revenue and/or earnings before interest, taxes, depreciation, and amortization ("EBITDA") generated by the acquired Apps exceeding certain thresholds.
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
Supplemental Pro Forma Information
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, Adjust, the MoPub business, and Wurl for each of the periods presented as if Adjust had been acquired as of January 1, 2020, and the MoPub business and Wurl had been acquired as of January 1, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$776,231	$723,699	$1,410,684	$1,397,200
Net income (loss)	$(20,810)	$20,974	$(128,437)	$(18,880)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(17,953)	$(3,512)	$(40,253)
A decrease (increase) in expenses related to the TSA	$—	$—	$7,000	$(7,000)
An increase in revenue related to fair value adjustment	$—	$538		$538
An (increase) due to replacement stock awards	$—	$(2,693)	$(1,221)	$(6,159)
An (increase) in interest expense related to new debt financing, net of interest expense related to pre-existing debt settled as part of the acquisitions	$—	$(1,350)	$—	$(2,641)
A decrease (increase) in expenses related to transaction costs	$179	$2,903	$16,899	$(8,912)
A decrease in expenses related to transaction bonuses	$1,101	$10,000	$1,101	$8,899
A decrease (increase) in income tax provision	$(292)	$1,952	$(4,625)	$12,671

8. Goodwill and Intangible Assets, Net
As described in Note 4, as of May 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business. As such, the Company now has two operating segments, Software Platform and Apps, which are also its reporting units. This change also resulted in a change in reporting units to coincide with the new operating segments—Software Platform and Apps. Due to this change, the Company considered whether indicators of impairment were present through the date of filing of this Quarterly Report on Form 10-Q for goodwill and concluded that no applicable factors existed to give rise to goodwill impairment testing during the three months ended June 30, 2022. Though we concluded that goodwill impairment testing was not applicable as of June 30, 2022, we will continue to monitor impairment indicators. The fair value of reporting units after the change was measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. The Company allocated goodwill to the new reporting units using a relative fair value approach with total goodwill of $1.8 billion allocated, $1.5 billion to Software Platform and $0.3 billion to Apps.
The following table presents goodwill activity (in thousands):

December 31, 2021	$966,427
Goodwill acquired	894,463
Foreign currency translation	(57,723)
June 30, 2022	$1,803,167
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of June 30, 2022			As of December 31, 2021
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	4.8	$1,988,525	$(701,772)	$1,286,753	$1,939,180	$(529,012)	$1,410,168
Customer relationships	9.7	511,338	(32,722)	478,616	145,870	(8,442)	137,428
User base	3.8	68,817	(32,245)	36,572	68,817	(27,369)	41,448
License asset	1.0	25,640	(8,547)	17,093	25,640	—	25,640
Developed technology	5.1	204,405	(36,269)	168,136	87,851	(21,435)	66,416
Other	6.6	51,409	(9,605)	41,804	34,895	(6,648)	28,247
Total long-lived intangible assets		2,850,134	(821,160)	2,028,974	2,302,253	(592,906)	1,709,347
Short-lived intangible assets:
Apps	0.5	44,807	(42,961)	1,846	40,348	(38,724)	1,624
Total intangible assets		$2,894,941	$(864,121)	$2,030,820	$2,342,601	$(631,630)	$1,710,971
As of June 30, 2022 and December 31, 2021, short-lived mobile Apps were included in prepaid expenses and other current assets.
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$126,237	$95,200	$230,856	$177,385
Sales and marketing	16,532	6,034	32,924	9,243
Total	$142,769	$101,234	$263,780	$186,628

9. Common Stock
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, under the Exchange Act, to facilitate repurchases of its shares. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. As of June 30, 2022, the Company repurchased 6,643,412 shares of our Class A common stock for an aggregate amount of $254.5 million.
10. Stock-based Compensation
The Company maintains the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan, all of which were adopted by the Board and approved by its stockholders.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of restricted stock units ("RSUs"), incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights ("SARs"), performance units, and performance shares to the Company’s employees, directors, consultants, and other service providers. The total shares of the Company’s Class A common stock that were initially reserved for issuance under the 2021 Plan was 39,000,000, and provides for an annual increase of shares equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s Board may determine. During the six months ended June 30, 2022, the Board decreased the number of shares of Class A common stock reserved for issuance under the 2021 Plan by 2,000,000 shares.
In the three and six months ended June 30, 2022, the Company granted 2,388,544 and 3,293,317 RSUs to certain employees under the 2021 Plan at the weighted average grant date fair value of $41.92 and $49.63 per RSU, respectively. The RSUs generally vest over an approximate period of four to five years of continuous service from their respective vesting commencement dates.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of RSUs, ISOs, NSOs, SARs, performance units, and performance shares to individuals or entities engaged by the Company or a parent or subsidiary of the Company to render bona fide services to the party engaging such individual or entity. A total of 390,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to the 2021 Partner Plan. During the six months ended June 30, 2022, the Board reserved an additional 2,000,000 shares of Class A common stock for issuance under the 2021 Partner Plan.
In the three and six months ended June 30, 2022, the Company granted 452,517 and 577,772 RSUs under the 2021 Partner Plan at the weighted average grant date fair value of $46.74 and $47.05 per RSU, respectively. The RSUs generally vest over an approximate period of four to five years of continuous service.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the "ESPP") permits participants to purchase shares of the Company’s Class A common stock through contributions of up to 15% of their eligible compensation. The ESPP provides for consecutive, overlapping 24-month offering periods, during which the contributed amount by the participant will be used to purchase shares of the Company’s Class A common stock at the end of each 6-month purchase period with the purchase price of the shares being 85% of the lower of the fair market value of the Company’s Class A common stock on the first day of an offering period or on the exercise date. A participant may purchase a maximum of 590 shares of the Company’s Class A common stock during a purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.

A total of 7,800,000 shares of the Company’s Class A common stock are available for sale under the ESPP and provides for an annual increase of shares equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. During the six months ended June 30, 2022, 107,781 shares were purchased under the ESPP.
The Company recognized stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$2,706	$473	$3,758	$582
Sales and marketing	13,432	2,221	20,351	4,040
Research and development	25,890	13,573	46,519	20,038
General and administrative	15,128	10,877	31,168	32,443
Total	$57,156	$27,144	$101,796	$57,103
For the three and six months ended June 30, 2022 and 2021, total stock-based compensation expense included $0.3 million and $0.6 million associated with awards that may be settled in stock of one of the Company’s subsidiaries, respectively.
Early Exercise of Stock Options—As of June 30, 2022 and December 31, 2021, the Company had 512,249 and 486,999 shares of Class A common stock subject to repurchase in connection with early exercised stock options, respectively. The liability for the shares subject to repurchase as of June 30, 2022 and December 31, 2021 was $2.5 million and $1.4 million, respectively, which was included in accrued liabilities in the Company’s condensed consolidated balance sheets.
During 2020 and 2019, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and, for accounting purposes, in-substance are nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $20.9 million were settled through either share repurchase, in the amount of $17.2 million, or cash payment, in the amount of $3.7 million. In connection with the repurchase of shares, the Company accelerated vesting of 60,968 shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. As of June 30, 2022 and December 31, 2021, the Company had 1,774,999 and 2,884,999 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes, of which 198,231 and 663,856 shares, were unvested and subject to repurchase, respectively. The principal balances of nonrecourse promissory notes outstanding amounted to $6.9 million and $15.1 million as of June 30, 2022 and December 31, 2021, respectively.

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$(21,748)	$14,423	$(137,005)	$3,902
Less:
Income attributable to convertible preferred stock	—	$(902)	—	$(731)
Income attributable to options exercised by promissory notes	—	$(140)	—	$(55)
Income attributable to unvested early exercised options	—	$(61)	—	$(12)
Income attributable to unvested RSA’s	—	$(25)	—	$(9)
Net income (loss) attributable to common stock	$(21,748)	$13,295	$(137,005)	$3,095
Denominator:
Weighted average common shares used to compute net income (loss) per share attributable to common stock, basic	373,912,724	335,619,207	372,932,509	279,326,624
Net income (loss) per share attributable to common stock, basic	$(0.06)	$0.04	$(0.37)	$0.01
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	$(21,748)	$14,423	$(137,005)	$3,902
Less:
Income attributable to convertible preferred stock	—	$(859)	—	$(693)
Income attributable to options exercises by promissory notes	—	$(132)	—	$(53)
Income attributable to unvested early exercised options	—	$(59)	—	$(11)
Income attributable to unvested RSA's	—	$(24)	—	$(8)
Net income (loss) attributable to common stock	$(21,748)	$13,349	$(137,005)	$3,137
Denominator:
Weighted-average shares used in computing net income (loss) per share: Basic	373,912,724	335,619,207	372,932,509	279,326,624
Weighted-average dilutive stock options, RSUs, and convertible security	—	18,238,607	—	19,179,641
Weighted-average shares used in computing net income (loss) per share: Diluted	373,912,724	353,857,814	372,932,509	298,506,265
Net income (loss) per share attributable to common stock: Diluted	$(0.06)	$0.04	$(0.37)	$0.01
The following table presents the forms of antidilutive potential common shares:

	As of June 30,
	2022	2021
Stock options exercised for promissory notes	1,774,999	3,484,999
Shares issuable upon conversion of Athena convertible security	—	616,003
Early exercised stock options	512,249	1,291,975
Unvested RSAs	60,579	512,613
Stock options	13,196,979	35,250
Unvested RSUs	9,316,138	—
ESPP	432,845	226,156
Total antidilutive potential common shares	25,293,789	6,166,996

12. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases its interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates its estimated annual effective tax rate and makes a year-to-date adjustment to its tax provision as necessary. The Company’s calendar year 2022 annual effective tax rate differs from the U.S. statutory rate primarily due to stock-based compensation expense, foreign derived intangible income deduction, global intangible low-taxed income, and valuation allowance against losses which are not more likely than not to be realized.
During the six months ended June 30, 2022, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in its unrecognized tax benefits within the next twelve months.
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
The Company had no other material related party transactions for the three and six months ended June 30, 2022 and 2021.
14. Restructuring
In June 2022, the Company announced a workforce reduction which affected approximately 12% of the Company’s employees. As a result, the Company recognized a total restructuring charge of $7.4 million comprising primarily of one-time termination benefits in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2022. The majority of such restructuring costs was not paid and was included in the accrued liabilities on the Company's condensed consolidated balance sheet as of June 30, 2022. The Company expects to pay all restructuring costs related to the workforce reduction in the third quarter of 2022.
15. Subsequent Events
In August 2022, the Company made a non-binding proposal to combine with Unity Software Inc. (“Unity”), an industry leading platform for creating and operating interactive, real-time 3D content, in a transaction where all outstanding shares of Unity common stock would be exchanged for shares of the Company’s Class A and Class C common stock. The proposed transaction is subject to a number of contingencies, and it is uncertain that any transaction will be consummated on the terms described above or at all.

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
For the three months ended June 30, 2022, our revenue grew 16% year-over-year, from $668.8 million in the three months ended June 30, 2021 to $776.2 million in the comparative period in 2022. We generated a net loss of $21.8 million for the three months ended June 30, 2022, and a net income of $14.4 million in the comparative period in 2021. We generated Adjusted EBITDA of $269.7 million, and $183.7 million for the three months ended June 30, 2022 and 2021, respectively. Additionally, our net cash provided by operating activities was $75.1 million and $152.3 million in the six months ended June 30, 2022 and 2021, respectively. See the section titled “Non-GAAP Financial Metrics” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended June 30, 2022, Software Platform Revenue represented 41% of total revenue and Apps Revenue represented 59% of total revenue.
In the second quarter of 2022, the Company revised the presentation of segment information to align with changes to how the Company's chief operating decision maker (“CODM”), which as of June 30, 2022, was our Chief Executive Officer, allocates resources and assesses performance. Effective May 2022, we report our operating results through two reportable segments: Software Platform and Apps. Previously we had a single operating and reportable segment.
The CODM evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 4 to our financial statements.
The Software Platform and Apps segments provide a view into the organization of our business and generate revenue as follows.
Software Platform Revenue
We generate Software Platform Revenue from fees paid by mobile app advertisers who use our Software Platform to grow and monetize their apps. We are able to grow our Software Platform Revenue by improving our various software technologies.

Software Platform clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. While we have thousands of clients as of June 30, 2022, the vast majority of our revenue is derived from our Software Platform Enterprise Clients. See “Key Metrics” below for additional information on how we calculate Software Platform Enterprise Clients. We see multiple opportunities to gain new Software Platform clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
Our Software Platform includes AppDiscovery, MAX, Adjust, and Wurl. Clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, and shared with our advertising publishers, typically on a cost per impression model. Our Software Platform Enterprise Clients had a Net Dollar-Based Retention Rate of approximately 204% for the twelve months ended June 30, 2022.1
Software Platform clients use MAX to optimize purchases of app advertising inventory. The Compass Analytics tool within MAX provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more developers move to in-app bidding monetization, we expect growth in the adoption of, and revenue from, MAX.
Software Platform clients use Adjust's SaaS mobile marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Software Platform clients use Wurl's CTV platform to distribute streaming video, maximize advertising revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, typically on a usage-based model.
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase ("IAP") ("Consumer Revenue") and when clients purchase the digital advertising inventory of our portfolio of Apps ("Business Revenue"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate Consumer Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. Consumer Revenue represented 66% of total Apps Revenue in the three months ended June 30, 2022.
During the three months ended June 30, 2022, we had an average of 2.3 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $43. Leveraging the benefit of our integrated Software Platform and Apps, we see opportunities to grow our App-related revenue streams by increasing MAPs and expanding ARPMAP within existing games and through new game development, acquisitions and partnerships. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
Business clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 350 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from business clients that purchase advertising inventory from our Apps. Revenue from business clients related to our Apps is generated from ads purchased by advertisers, as well as from revenue-sharing agreements between some of our studios and a selection of third-party studios for which they publish and monetize games. Business Revenue represented 34% of total Apps Revenue in the three months ended June 30, 2022.
__________________
1 We measure Net Dollar-Based Retention Rate for the twelve months ended June 30, 2022 for our Software Platform Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the twelve months ended June 30, 2021 from our Software Platform Enterprise Clients as of June 30, 2021. Current period revenue is revenue for the twelve months ended June 30, 2022 from Software Platform Enterprise Clients as of June 30, 2021. See the section titled "Key Metrics" below.

Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Software Platform Enterprise Clients ("SPECs"). We focus on the number of Software Platform Enterprise Clients, which are third-party clients from whom we have collected greater than $125,000 of Software Platform Revenue in the trailing twelve months to a given date. Software Platform Enterprise Clients generate the vast majority of our Software Platform Revenue and Software Platform Revenue growth. Beginning with the three months ended June 30, 2022, we updated how we calculate SPECs. Prior to this quarter, SPECs were third-party clients who had more than $31,250 in Software Platform Revenue for the prior three months.
Revenue Per Software Platform Enterprise Client ("Revenue per SPEC"). We define Revenue per SPEC as (i) the total revenue derived from our Software Platform Enterprise Clients in the trailing twelve months to a given period, divided by (ii) Software Platform Enterprise Clients as of the end of that same period. Revenue per SPEC shows how efficiently we are monetizing each SPEC. We expect to increase Revenue per SPEC over time as we enhance our Software Platform and Apps. Consistent with our changes to how we calculate SPECs, beginning with the three months ended June 30, 2022, our calculation of Revenue per SPEC evaluates total revenue derived from SPECs in the trailing twelve months rather than the prior three months.
The following table shows our SPEC and Revenue per SPEC as of June 30, 2022 and 2021 under the updated calculations.

	Twelve Months Ended June 30,
	2022	2021
SPEC (trailing 12 months)	503	208
Revenue per SPEC (trailing 12 months) (in thousands)	$1,823	$1,581
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
The following table shows our Total Software Transaction Value for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Total Software Transaction Value	$363,282	$219,078
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 99% of our Consumer Revenue during the three months ended June 30, 2022, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total Consumer Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Monthly Active Payers (millions)	2.3	2.7
Average Revenue Per Monthly Active Payer	$43	$44
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other (income) expense, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, loss (gain) on extinguishments of acquisition related continent consideration, non-operating foreign exchange (gain) losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2022 and 2021, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands. except percentages)		(in thousands. except percentages)
Revenue	$776,231	$668,806	$1,401,652	$1,272,683
Net income (loss)	$(21,799)	$14,364	$(137,097)	$3,789
Net Margin	(2.8)%	2.1%	(9.8)%	0.3%
Adjusted as follows:
Interest expense and loss on settlement of debt, net	36,505	19,030	68,514	54,040
Other (income) expense, net[1]	(2,452)	1,671	(4,869)	(6,955)
Provision for (benefit from) income taxes	39,167	14	(3,517)	(3,166)
Amortization, depreciation and write-offs	152,688	107,156	281,677	195,973
Non-operating foreign exchange loss (gain)	(819)	6	(1,277)	(1,275)
Stock-based compensation[2]	57,156	29,435	101,796	59,394
Acquisition-related expense and transaction bonus	1,921	12,056	16,735	12,994
Publisher bonuses[3]	—	—	209,635	—
MoPub acquisition transition services[4]	—	—	6,999	—
Restructuring costs	7,377	—	7,377	—
Adjusted EBITDA	$269,744	$183,732	$545,973	$314,794
Adjusted EBITDA Margin	34.8%	27.5%	39.0%	24.7%
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Core Technologies and Software Platform to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our machine learning engine AXON, AppDiscovery, Adjust and MAX, will further improve effectiveness for developers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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

1 Excludes recurring operational foreign exchange gains and losses.
2 The three and six months ended June 30, 2021 includes $2.3 million of bonus compensation settled in stock outside of the scope of ASC 718.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. We recently increased our focus on markets outside the United States to serve the needs of clients globally. During the three months ended June 30, 2022, only 40% of our revenue from Software Platform and Apps Business Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.
Review of our AppLovin Apps portfolio
Over the past several years, our Apps have been critical in providing first-party data and audiences for our Software Platform to enable us to test, design, and scale our technologies. Given the recent development of our technology, the current scale of our Software Platform, and the reach of our MAX solution, we believe we can reduce our reliance on the data from our Apps. Therefore, we are reviewing our Apps portfolio and its cost structure, focusing on how best to optimize each asset’s contribution to our overall financial performance. This review is ongoing and may result in the retention, restructure, or sale of certain assets, or no change to our Apps portfolio. We may also choose to make certain changes to optimize the cost structure of certain Apps rather than continuing to invest in revenue growth. We believe that our execution of this review, and our ability to optimize the contribution of our Apps portfolio, will affect our revenue growth, profitability, and cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our business. From the beginning of 2018 through June 30, 2022, we have invested nearly $4.0 billion in 29 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022.
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

Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Core Technologies and Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. The IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations. To date, these data privacy changes have had a relatively muted aggregate impact on our overall results of operations.
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
Current Economic Conditions and COVID-19
We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, and actions taken to counter inflation. Inflation, rising interest rates and reduced consumer confidence may cause our clients to be cautious in their spending. The full impact of these macroeconomic events  and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Ukraine/Russia Conflict
As the Russian invasion of Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. We have taken the necessary steps to ensure compliance with applicable domestic and international regulatory restrictions on international trade and financial transactions. We have discontinued commercial operations and delivery of products and services to clients inside Russia and Belarus and have identified all active vendors and have terminated or suspended our contracts with them. We have suspended all new business and prospecting activities in Russia. Revenues associated with clients and vendors in Russia and Belarus are not material to our consolidated financial results, and we anticipate that the termination of Russian and Belarus vendors will not have a material impact on our business or client relationships. Management and the Board of Directors are monitoring the regional and global ramifications of the continuing events. Our cybersecurity teams are continually monitoring for any attacks that could cause disruption to our platform, systems, and networks, which could result in security breaches or data loss, damage to our brand, or reduce demand for our products and services.

Components of Results of Operations
Revenue
We collect Software Platform Revenue from advertisers spending on our Software Platform. Software Platform Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model.
We generate Apps Revenue from both consumers and business clients. Consumer Revenue is from consumer IAPs made by users within our Apps. Business Revenue is generated from advertisers that purchase advertising inventory from our diverse portfolio of Apps. Business Revenue from our Apps was 34% of total Apps Revenue for the three months ended June 30, 2022.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$776,231	$668,806	$1,401,652	$1,272,683
Costs and expenses:
Cost of revenue(1)(2)	303,929	245,853	585,709	468,914
Sales and marketing(1)(2)	232,096	265,463	522,229	530,976
Research and development(1)	141,108	77,462	267,358	138,338
General and administrative(1)	45,743	45,050	100,988	88,012
Total costs and expenses	722,876	633,828	1,476,284	1,226,240
Income (loss) from operations	53,355	34,978	(74,632)	46,443
Other income (expense):
Interest expense and loss on settlement of debt	(36,505)	(19,030)	(68,514)	(54,040)
Other income (expense), net	518	(1,570)	2,532	8,220
Total other expense	(35,987)	(20,600)	(65,982)	(45,820)
Income (loss) before income taxes	17,368	14,378	(140,614)	623
Provision for (benefit from) income taxes	39,167	14	(3,517)	(3,166)
Net income (loss)	$(21,799)	$14,364	$(137,097)	$3,789
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$2,706	$473	$3,758	$582
Sales and marketing	13,432	2,221	20,351	4,040
Research and development	25,890	13,573	46,519	20,038
General and administrative	15,128	10,877	31,168	32,443
Total stock-based compensation	$57,156	$27,144	$101,796	$57,103

(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$126,237	$95,200	$230,856	$177,385
Sales and marketing	16,532	6,034	32,924	9,243
Total amortization expense related to acquired intangibles	$142,769	$101,234	$263,780	$186,628
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	39%	37%	42%	37%
Sales and marketing	30%	40%	37%	42%
Research and development	18%	12%	19%	11%
General and administrative	6%	7%	7%	7%
Total costs and expenses	93%	95%	105%	96%
Income (loss) from operations	7%	5%	(5)%	4%
Other income (expense):
Interest expense and loss on settlement of debt	(5)%	(3)%	(5)%	(4)%
Other income (expense), net	0%	0%	0%	1%
Total other expense	(5)%	(3)%	(5)%	(4)%
Income (loss) before income taxes	2%	2%	(10)%	—%
Provision for (benefit from) income taxes	5%	0%	0%	0%
Net income (loss)	(3)%	2%	(10)%	—%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		2021 to 2022 % change	Six Months Ended June 30,		2021 to 2022 % change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Software Platform Revenue	$317,540	$145,664	118%	$436,380	$234,083	86%
Consumer Revenue	303,268	360,919	(16)%	642,740	719,414	(11)%
Business Revenue	155,423	162,223	(4)%	322,532	319,186	1%
Apps Revenue	458,691	523,142	(12)%	965,272	1,038,600	(7)%
Total Revenue	$776,231	$668,806	16%	$1,401,652	$1,272,683	10%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
For the three months ended June 30, 2022, our Software Platform Revenue increased by $171.9 million, or 118%, from the prior year period primarily due to AppDiscovery where installations increased 47% and price per installation increased 58% compared to the prior year period, as well as the contribution from Adjust and Wurl. Usage of advertising inventory by our studios that we own ("Owned Studios") and Partner Studios represented 14% of installations during the three months ended June 30, 2022. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended June 30, 2022, our Apps Revenue decreased by $64.5 million, or 12%, from the prior year period. For the three months ended June 30, 2022, our Consumer Revenue from Apps decreased by $57.7 million from the prior year period, primarily due to a 19% decrease in the volume of in-app purchases, partially offset by a 4% increase in price per in-app purchase. Consumer Revenue from existing and newly developed Apps by our Owned Studios and Partner Studios decreased $75.2 million, while Apps acquired since June 30, 2021 generated a partially offsetting Consumer Revenue increase of $17.6 million. The decrease in our Business Revenue from Apps of $6.8 million was primarily a result of a net Business Revenue decrease of $26.7 million from existing and newly developed Apps by our Owned Studios and Partner Studios, partially offset by a $19.9 million increase in advertising revenue. Our Business Revenue from Apps declined due to a 46% decrease in the volume of advertising impressions partially offset by a 78% increase in price per advertising impression compared to the prior year period. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022, our Software Platform Revenue increased by $202.3 million, or 86%, from the prior year period primarily due to AppDiscovery where installations increased 46% and price per installation increased 81% compared to the prior year period, as well as the contribution from MoPub and Adjust, partially offset by one-time publisher bonuses of $209.6 million, which are accounted for as a reduction to revenue since the publishers receiving such bonuses are also our customers. Usage of advertising inventory by our Owned Studios and Partner Studios represented 14% of installations during the six months ended June 30, 2022. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the six months ended June 30, 2022, our Apps Revenue decreased by $73.3 million, or 7%, from the prior year period. For the six months ended June 30, 2022, our Consumer Revenue from Apps decreased by $76.7 million, or 11%, from the prior year period, primarily due to a 15% decrease in the volume of in-app purchases, partially offset by a 6% increase in price per in-app purchase. Our Business Revenue from Apps declined $3.3 million, or 1%, due to a 28% decrease in the volume of advertising impressions partially offset by a 40% increase in price per advertising impression compared to the prior year period. We do not recognize Business Revenue from transactions with our Owned Studios and Partner Studios.

Cost of revenue

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$303,929	$245,853	24%	$585,709	$468,914	25%
Percentage of revenue	39%	37%		42%	37%
Cost of revenue in the three months ended June 30, 2022 increased by $58.1 million, or 24%, compared to the same period in the prior year. The increase in the three months ended June 30, 2022 was primarily due to an increase of $36.8 million in expenses associated with operating our network infrastructure driven by the growth in our operations and an increase of $33.0 million in depreciation and amortization of acquired-technology driven by an increase in acquisition activity subsequent to the prior year period, partially offset by a decrease of $19.0 million in third-party payment processing fees paid associated with in-app purchases.
Cost of revenue in the six months ended June 30, 2022 increased by $116.8 million, or 25%, compared to the same period in the prior year. The increase in the six months ended June 30, 2022 was primarily due to an increase of $63.8 million in expenses associated with operating our network infrastructure driven by the growth in our operations, an increase of $60.3 million in depreciation and amortization of acquired-technology driven by an increase in acquisition activity subsequent to the prior year period, and an increase of $5.6 million in professional services to support our network infrastructure, partially offset by a decrease of $28.1 million in third-party payment processing fees paid associated with in-app purchases.
Sales and marketing

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing	$232,096	$265,463	(13)%	$522,229	$530,976	(2)%
Percentage of revenue	30%	40%		37%	42%
Sales and marketing expenses in the three months ended June 30, 2022 decreased by $33.4 million, or 13%, compared to the same period in the prior year primarily due to a $67.7 million decrease in user acquisition costs, offset by an increase of $19.2 million in personnel-related expenses related to an increase in stock-based compensation as a result of higher grant date fair value of our common stock and an increase in headcount, an increase of $10.4 million in depreciation and amortization of intangible assets driven by an increase in acquisition activity, and an increase of $3.1 million in professional services costs.
Sales and marketing expenses in the six months ended June 30, 2022 decreased by $8.7 million, or 2%, compared to the same period in the prior year primarily due to a $83.5 million decrease in user acquisition costs, offset by an increase of $34.4 million in personnel-related expenses related to an increase in stock-based compensation as a result of an increase in headcount, an increase of $23.6 million in depreciation and amortization of intangible assets driven by an increase in acquisition activity, and an increase of $12.4 million in professional services costs.
Research and development

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$141,108	$77,462	82%	$267,358	$138,338	93%
Percentage of revenue	18%	12%		19%	11%
Research and development expenses in the three months ended June 30, 2022 increased by $63.6 million, or 82%, compared to the same period in the prior year. This increase was primarily due to an increase of $33.5 million in professional services costs related to development of new apps by third parties and an increase of $28.1 million in personnel-related expenses primarily related to an increase in stock-based compensation as a result of an increase in headcount.

Research and development expenses in the six months ended June 30, 2022 increased by $129.0 million, or 93%, compared to the same period in the prior year. This increase was primarily due to an increase of $72.5 million in professional services costs related to development of new apps by third parties and an increase of $52.7 million in personnel-related expenses primarily related to an increase in stock-based compensation as a result of higher grant date fair value of our common stock and an increase in headcount.
General and administrative

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$45,743	$45,050	2%	$100,988	$88,012	15%
Percentage of revenue	6%	7%		7%	7%
General and administrative expenses in the three months ended June 30, 2022 increased by $0.7 million, or 2%, compared to the same period in the prior year. This increase was primarily due to an increase in equipment and software expenses of $0.8 million to support growth, offset by a decrease of $1.5 million in payroll and related costs associated with bonuses in the prior year, and $1.1 million in professional services costs primarily associated with audit, tax and legal support.
General and administrative expenses in the six months ended June 30, 2022 increased by $13.0 million, or 15%, compared to the same period in the prior year. This increase was primarily due to an increase of $12.7 million in acquisition-related stamp duty taxes.
Interest expense and loss on settlement of debt

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(36,505)	$(19,030)	92%	$(68,514)	$(54,040)	27%
Percentage of revenue	(5)%	(3)%		(5)%	(4)%
In the three months ended June 30, 2022, interest expense and loss on settlement of debt increased by $17.5 million, or 92%, compared to the same period in the prior year. This increase was primarily due to an increase of $16.5 million in interest expense related to an increase in LIBOR during the period.
In the six months ended June 30, 2022, interest expense and loss on settlement of debt increased by $14.5 million, or 27%, compared to the same period in the prior year. This increase was primary due to an increase of $28.8 million in interest expense related to an increase in the term loans balance, partially offset by a loss on the settlement of term loans of $16.9 million during the prior year period.
Other income (expense), net

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Other income (expense), net	$518	$(1,570)	(133)%	$2,532	$8,220	(69)%
Percentage of revenue	—%	—%		—%	1%
In the three months ended June 30, 2022, other income (expense), net increased by $2.1 million, or 133%, compared to the same period in the prior year. The increase was primarily due to an increase in interest income of $1.8 million, a fair value remeasurement loss of $1.8 million related to convertible securities in the prior year period, an unrealized loss of $0.6 million related to marketable equity securities in the prior year period, partially offset by an increase in foreign exchange losses of $2.0 million.

In the six months ended June 30, 2022, other income (expense), net decreased by $5.7 million, or 69%, compared to the same period in the prior year. The decrease was primarily due to a fair value remeasurement gain of $7.6 million related to term loan embedded derivatives in the prior year period, $3.4 million in debt issuance costs in the prior year period, a fair value remeasurement loss of $2.5 million related to convertible securities in the prior year period, and an increase in foreign exchange losses of $3.6 million.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		2021 to 2022 % Change	Six Months Ended June 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for (benefit from) Income Taxes	$39,167	$14	*	$(3,517)	$(3,166)	11%
Percentage of revenue	5%	—%		—%	—%
_________________
*Percentage not meaningful
In the three months ended June 30, 2022, the provision for income taxes increased to $39.2 million from $0.01 million in the same period in the prior year. The increase in tax provision was driven by an increase of $69.9 million due to global intangible low-taxed income, an increase of $68.9 million due to nondeductible stock-based compensation expense, an increase of $49.3 million due to valuation allowance, and an increase of $6.0 million due to higher pre-tax income during the three months ended June 30, 2022, partially offset by an increase of $128.1 million due to foreign derived intangible income deduction, an increase of $29.7 million due to research and development credit, and an increase of $2.3 million due to foreign loss inclusion.
In the six months ended June 30, 2022, benefit from income taxes increased by $0.4 million, or 11%, compared to the same period in the prior year. The increase in tax benefit was driven by an increase of $79.2 million due to foreign derived intangible income deduction, an increase of $29.8 million due to higher pre-tax loss during the six months ended June 30, 3022, an increase of $20.6 million due to research and development credit, and an increase of $0.4 million due to foreign loss inclusion, partially offset by an increase of $48.6 million due to global intangible low-taxed income, an increase of $47.3 million due to nondeductible stock-based compensation expense, an increase of $31.4 million due to valuation allowance, and an increase of $1.6 million due to nondeductible expenses.

Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		2021 to 2022 % change	Six Months Ended June 30,		2021 to 2022 % change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Software Platform Adjusted EBITDA	196,744	91,850	114%	432,299	151,240	186%
Apps Adjusted EBITDA	73,000	91,882	(21)%	113,674	163,554	(30)%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The $104.9 million or 114% increase in Software Platform Adjusted EBITDA for the three months ended June 30, 2022 was primarily driven by an increase in Software Platform revenue of $171.9 million, partially offset by an increase of $36.3 million in expenses associated with operating our network infrastructure and an increase of $21.6 million in personnel-related expenses related to an increase in headcount primarily due to the acquisitions of Adjust and Wurl.
The $18.9 million, or 21%, decrease in Apps Adjusted EBITDA for the three months ended June 30, 2022 was primarily driven by a decrease in Apps Revenue of $64.5 million and a $34.3 million increase in professional services costs related to development of new apps by third parties, partially offset by a $67.7 million decrease in user acquisition costs, and a decrease of $19.0 million in third-party payment processing fees paid associated with in-app purchases.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The $281.1 million, or 186%, increase in Software Platform Adjusted EBITDA for the six months ended June 30, 2022 was primarily driven by an increase in Software Platform revenue of $202.3 million, partially offset by an increase of $62.9 million in expenses associated with operating our network infrastructure and an increase of $46.7 million in personnel-related expenses related to an increase in headcount primarily due to the acquisitions of Adjust and Wurl. In addition, Software Platform Adjusted EBITDA for the six months ended June 30, 2022 has been adjusted to exclude one-time publisher bonuses of $209.6 million for the six months ended June 30, 2022.
The $49.9 million, or 30%, decrease in Apps Adjusted EBITDA for the six months ended June 30, 2022 was primarily driven by a decrease in Apps Revenue of $73.3 million and a $73.3 million increase in professional services costs related to development of new apps by third parties, partially offset by a $83.5 million decrease in user acquisition costs, and a $28.1 million decrease in third-party payment processing fees paid associated with in-app purchases.
Liquidity and Capital Resources
Since inception, we financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock and borrowings made under our Credit Agreement, as defined below. As of June 30, 2022, we had cash and cash equivalents of $951.6 million.
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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$75,092	$152,276
Net cash used in investing activities	$(1,351,744)	$(1,023,182)
Net cash provided by (used in) financing activities	$(335,046)	$1,737,766
Operating Activities
Net cash provided by operating activities was $75.1 million for the six months ended June 30, 2022, primarily consisting of $137.1 million of net loss, adjusted for certain non-cash items, which included $281.7 million of amortization, depreciation, and write-offs, $101.8 million of stock-based compensation expense, $10.6 million of change in operating right of use asset, $6.8 million of amortization of debt issuance costs and discount, and $1.8 million of net unrealized losses on fair value remeasurements, partially offset by a net increase in operating assets and liabilities of $189.1 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses, and other current assets and decreases in operating lease liabilities and deferred revenue, partially offset by higher accounts payable and accrued and other liabilities.
Net cash provided by operating activities was $152.3 million for the six months ended June 30, 2021, primarily consisting of $3.8 million of net loss, adjusted for certain non-cash items, which included $196.0 million of amortization, depreciation, and write-offs, $57.1 million of stock-based compensation expense, $16.9 million of loss on settlement of debt, $9.9 million of net unrealized gains on fair value remeasurements, $12.3 million of change in operating right of use asset, and $6.4 million of amortization of debt issuance costs and discount, partially offset by a net increase in the operating assets and liabilities of $131.2 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets, and a decrease in operating lease liabilities partially offset by higher accounts payable.
Investing Activities
Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2022, primarily consisting of $1.3 billion related to acquisitions and $56.5 million in purchases of non-marketable investments and other, partially offset by $2.2 million in proceeds from other investing activity.
Net cash used in investing activities was $1.0 billion for the six months ended June 30, 2021, primarily consisting of $1.0 billion related to acquisitions and $14.0 million in purchases of non-marketable investments and other, partially offset by $10.0 million in proceeds from other investing activity.
Financing Activities
Net cash used in financing activities was $335.0 million for the six months ended June 30, 2022, primarily consisting of repurchases of stock under the repurchase program of $244.0 million, payments for license asset obligations of $17.4 million, payments for deferred acquisition costs of $71.7 million, payments for finance leases of $12.3 million, and repayments of debt principal of $9.2 million, partially offset by $15.9 million proceeds from exercise of stock options.
Net cash provided by financing activities was $1.7 billion for the six months ended June 30, 2021, primarily consisting of $1.7 billion of proceeds from issuance of common stock in initial public offering, net of issuance costs as adjusted for cost reimbursement, $844.7 million of proceeds from debt issuance, and $17.9 million of proceeds from exercise of stock awards, partially offset by payments of debt principal of $706.9 million, deferred acquisition costs of $157.6 million, and finance leases of $4.6 million.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. As of June 30, 2022, our total outstanding indebtedness under the Credit Agreement was $3.26 billion, consisting of outstanding term loans.

Contractual Obligations
In April 2022, we completed our acquisition of Wurl, Inc. ("Wurl"), a software platform company in the Connected TV market. A portion of the $378.2 million total purchase price consisted of a deferred payment of $21.5 million representing the present value of an indemnity holdback amount of $23.0 million to be paid in October 2023, 18-months following the closing of the transaction.
In connection with the acquisition of Wurl, we also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of our Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees. Such plan became effective at the closing of the transaction.
In the six months ended June 30, 2022, we invested or committed to invest in certain private equity funds. As of June 30, 2022 these unfunded commitments were $38.0 million.
As of June 30, 2022, our non-cancelable minimum purchase commitments primarily consisted of certain cloud service arrangements. In May 2022, we amended these agreements to increase the aggregate spend commitment from $300.0 million to $550.0 million through May 2025. As of June 30, 2022, we have not yet made any payments towards this commitment.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Fluctuation Risk
As of June 30, 2022, we had unrestricted cash and cash equivalents of $0.95 billion. A hypothetical 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of June 30, 2022, we had a debt balance of $3.26 billion. A hypothetical 100 basis point change in interest rates as of June 30, 2022 would not have a material impact on our net income for the three months ended June 30, 2022.
Foreign Currency Exchange Risk
Translation Exposure
We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translating adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss), which is part of stockholders’ equity (deficit).
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
Business, Operational, and Industry Factors
•our limited operating history;
•the unpredictability of our results of operations;
•our ability to attract new clients, the loss of clients, or reduction in spend by clients;
•security breaches, improper access to or disclosure of data, or other cyber incidents;
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
•risks related to our plan to continue to expand and diversify operations through strategic acquisitions and partnerships, including our previously announced non-binding proposal to combine with Unity Software Inc. (“Unity”);
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

•the impact of the geopolitical climate on our operations, including, for example, the impact to our business and certain of our strategic partners, as a result of war, terrorism, or armed conflict, including the current warfare in Ukraine and resulting sanctions on Russian and Belarus entities and persons;
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
•our ability to acquire and maintain licenses to intellectual property;
Financial and Accounting Matters
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•changes in financial accounting standards;
•changes to segment reporting as a result of our evolving business;
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
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, inflation, and rising interest rates, which may impact the other factors described above.

In particular, it is difficult to predict if, when, or how quickly newly-launched software may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Core Technologies, Software Platform, and consistently and timely launch new Apps. It is difficult for us to predict with certainty when we will expand our Software Platform suite or launch a new App as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Software Platform offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or maintain or improve existing Apps, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
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

•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including the impact of the COVID-19 pandemic and responses thereto, inflation, rising interest rates, the war in Ukraine, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
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
Cyberattacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Core Technologies, Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents during the COVID-19 pandemic as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors using the attention placed on the COVID-19 pandemic as a method for targeting personnel. Further, as a result of the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others since Russia’s invasion of Ukraine.
Additionally, our Core Technologies, Software Platform, and other offerings operate in conjunction with, and we are in some cases dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, and additional or new obligations, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other security incident in a timely manner, or implement adequate preventative measures.
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

We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, a number of which provide a private right of action. Many jurisdictions have enacted breach notification obligations and our agreements with certain customers or partners may require us to notify them in the event of a security breach. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices. Such actual or perceived incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. We are seeing an increase in inquiries from our partners regarding audit certifications, such as SOC 2, Type II or ISO 27001, which we have not yet achieved. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
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
We face significant competition in the mobile app ecosystem. We offer a suite of solutions for developers to get their mobile apps discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from clients for fees paid by mobile app advertisers, including developers, that use our Software Platform and from the sale of advertising inventory of our Apps. Advertisers often engage with several advertising platforms and networks to purchase advertisements on mobile apps and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms, mobile apps and games, media, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, and Unity Software as well as various private companies. Several of these companies, including Facebook, Google, and Unity Software, are also our partners and clients. Additionally, our studios build many of our Apps using the development kits offered by Unity Software. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our Software Platform or advertise on our Apps.
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard (expected to be acquired by Microsoft), Tencent, and Zynga (recently acquired by Take-Two Interactive), as well as other public and private companies. Many of these companies are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s recently introduced games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
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

Our Core Technologies, Software Platform, and Apps, as well as our internal systems, rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business, financial condition, and results of operations.
Our Core Technologies, Software Platform, and Apps, as well as our internal systems, rely on software and hardware that is highly technical and complex. In addition, our Core Technologies, Software Platform, and Apps, as well as our internal systems, depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients and users who use our offerings, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product or App launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our Core Technologies or Software Platform or the accuracy of data in any such Core Technology or Software Platform, our clients may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions, such as with respect to our Apps using such Software Platform or any future strategic acquisition, that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our clients may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations.
Our business depends in part on our ability to maintain and scale our technical infrastructure, and any significant disruption to our Core Technologies, Software Platform, or Apps could damage our reputation, result in a potential loss of engagement, and adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain our clients and users depends in part on the reliable performance of our Core Technologies, Software Platform, and Apps. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients and users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and revenue growth. Additionally, we rely in part on third-party data centers and cloud hosting infrastructure. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.

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
In addition, our ability to execute our strategy depends in part on our continued ability and the continued ability of our Partner Studios to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game development, product management, engineering, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be particularly challenging as we continue to navigate the global remote working environment. We have and will continue to devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of the global remote working environment on our business and employees. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies in the past, and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, we acquired PeopleFun, Inc. in the first quarter of 2018, MAX Advertising Systems, Inc. in the third quarter of 2018, SafeDK Mobile Ltd. in July 2019, Machine Zone, Inc. (Machine Zone) in May 2020, adjust GmbH (Adjust) in April 2021, the MoPub business in January 2022 and Wurl, Inc. in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments may increase. For instance, our acquisitions of Machine Zone, Adjust, the MoPub business, and Wurl were our largest acquisitions to date. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than the Machine Zone, Adjust, MoPub, and Wurl acquisitions.
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
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed GAAP;
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
We plan to continue to expand and diversify our operations through strategic acquisitions and partnerships, and we recently submitted a non-binding proposal to combine with Unity. We face a number of risks related to this proposed transaction and other strategic transactions we may pursue.
We plan to continue to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Machine Zone, Adjust, MoPub, and Wurl.

On August 9, 2022, we submitted a non-binding proposal to combine with Unity. Unity is not obligated to accept our proposal and whether or not we reach a definitive agreement with Unity on a business combination is uncertain. If our proposal to combine with Unity does not result in a definitive agreement, this may be viewed negatively by investors, securities analysts, customers and other strategic partners and our stock price could decline. Whether or not we enter into a definitive agreement to combine with Unity, the announcement and pendency of the proposal, the market reaction to our proposal and related discussions regarding our proposed combination with Unity could cause disruptions in our business. For example, significant management attention may be directed toward discussions and processes related to a potential business combination, which could adversely affect our business, financial condition and results of operations. Even if we do agree with Unity on terms of a business combination, the consummation of that transaction would be subject to various closing conditions. Either party may be unable to satisfy one or more of the closing conditions. If we enter into a definitive agreement to combine with Unity and the business combination is not completed, we may have incurred significant costs, expenses and fees, including for professional services, other transaction costs, and potential termination fees, for which we will have received little or no benefit, and our stock price could decline.
We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, including our ability to identify suitable targets, increasing competition from other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees or publisher bonuses. Further, completing larger acquisitions or other strategic transactions, such as the non-binding proposal to combine with Unity, can involve significantly more risk in that such transactions involve complicated integrations and require significant management attention to complete, and these large strategic transactions could introduce additional exposure to regulatory and compliance risk. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, or if such acquisitions lead to heightened regulatory or compliance risk, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
To complete large strategic transactions, we may need to spend significant amounts of cash, which may not be available to us on acceptable terms, if at all, or which could lead us to incur additional debt (and increased interest expense), assume contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. In addition, we may need to issue significant amounts of equity or equity-linked consideration, which may dilute our current stockholders’ ownership and could adversely affect the price of our Class A common stock. For example, in connection with our acquisition of Adjust in April 2021, we issued convertible securities that converted into an aggregate of 6,320,688 shares of our Class A common stock, and a business combination with Unity may require us to issue a significant amount of equity, which would lead to the dilution of the ownership interests of our existing stockholders. Further, we generally devote more time and resources towards performing diligence on larger transactions and may be required to devote more resources towards regulatory requirements in connection with such transactions. To the extent that we do not perform sufficient diligence on a larger acquisition or such a transaction does not generate the expected benefits, our business, financial condition, and results of operations will be harmed, and to a greater extent than would occur with a smaller transaction.
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
The benefits of a strategic acquisition or partnership may also take considerable time to develop, and we cannot be certain that any particular strategic acquisition or partnership will produce the intended benefits. If we are unable to identify and complete strategic acquisitions or partnerships or realize the anticipated benefits from such transactions, our business, financial condition, and results of operations could be adversely affected.

Our strategic review of our Apps portfolio may not result in improvements to our financial performance, strategy, or operations, and we face a number of risks related to such review.
We are currently undertaking a strategic review of our Apps portfolio and its cost structure, focusing on how best to optimize each asset’s contribution to our overall financial performance. This review may result in the divestiture of certain studios or other assets, or other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review. Further, we may not be able to successfully execute the desired changes. During the pendency of this review or any transaction that may occur as a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If we are unable to successfully complete our strategic review or we are unable to complete the proposed outcomes of this review or they do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
Our portfolio review is ongoing, and the Company is continuing to carefully consider the full range of options for maximizing value to our shareholders, including a separation of certain of our Apps businesses, potential transactions with third parties and other strategic and financial alternatives. There can be no assurance that the portfolio review will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction. As of the date of this filing, there is no defined timetable for completion of the portfolio review, and we can provide no assurance that any transaction or other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition
Our strategic acquisitions and partnerships may expose us to tax risks.
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
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 350 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the six months ended June 30, 2022, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 18% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
We expect to continue to expand our international operations in the future by opening new offices, entering into strategic partnerships with new international game studios, acquiring companies that may have international operations, and providing our Apps in additional countries and languages. For example, our Owned Studios and Partner Studios are located throughout the world, including in areas with less certain legal and regulatory regimes or more potential risks, such as Belarus, China, and Vietnam and with partners in Russia and Ukraine. Expanding our international operations may subject us to risks associated with:
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

•political, economic, macro-economic climate and social instability, including impacts related to labor, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including Russia’s invasion of Ukraine and its impacts on the region and the regional and global economy;
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
Our business is subject to global economic, market, public health, and geopolitical conditions as well as to natural disasters beyond our control and could adversely affect our revenue and results of operations.
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have a partner studio located in Belarus with additional operations in Ukraine. The impact of Russia's invasion of Ukraine and the resulting geopolitical environment in those regions on their operations and other consulting resources will likely result in our continuing to incur costs to support our team members and reorganize our operations to address ongoing challenges. In addition, our management has spent time and attention on these and related events and will continue to monitor and assess the ongoing disruptions to our team members, our management, and our operations, each of which could potentially harm our business. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities. While not material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to Russia's invasion of Ukraine, including but not limited to, risks related to cybersecurity, sanctions, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments or further sanctions related to that region, we may be subject to penalties or other negative consequences which could adversely impact our business.
Further, our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. General macro-economic conditions, such as inflation, rising interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from the COVID-19 pandemic, Russia's invasion of Ukraine and other geopolitical issues, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Uncertain economic conditions may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our Apps, changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
In addition, changes in the policies of Apple, Google, or other third-party platforms, or changes in accounting policies promulgated by the SEC, and national accounting standards bodies affecting software and virtual goods revenue recognition, could further significantly affect the way we report revenue related to IAPs, which could adversely affect our results of operations. Any changes in user, third-party platform, or regulator views towards IAPs, or any inability by us to respond to changing trends with respect to IAPs, could adversely affect our business, financial condition, and results of operations.
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. This decision imposes restrictions on the ability to transfer personal data from the EU and Switzerland to the United States, and with the exit of the United Kingdom from the EU, we and other companies face additional restrictions on transfers of personal data from the United Kingdom. EU regulators since have issued guidance regarding these additional requirements that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. The decision foresees an 18-month grace period for companies to adopt the new SCCs, subject to obligations to use the SCCs for new contracts and data processing operations as of September 27, 2021 and by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that became effective March 21, 2022 and are required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian and the French data protection authorities recently indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United

States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law ("LGPD"). In August 2021, China passed a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, with implementing regulations taking effect August 14, 2020, and which created new privacy rights for users residing in the state, including a private right of action for data breaches. The California Privacy Rights Act (CPRA) was approved by California voters in November 2020, goes into effect on January 1, 2023, and will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states appear to be following California's lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. For example, Nevada, Virginia, Colorado, Utah, and Connecticut have similarly enacted comprehensive privacy laws - The Nevada Privacy Law taking effect October 1, 2019, the Consumer Data Protection Act taking effect on January 1, 2023, the Colorado Privacy Act taking effect on July 1, 2023, the Utah Consumer Privacy Act taking effect on December 31, 2023, and Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring taking effect on July 1, 2023, respectively - all of which emulate the CCPA and CPRA in many respects. Broad federal privacy legislation has also been proposed. Our efforts to comply with the GDPR, CCPA, COPPA, and similar legal requirements, such as Brazil's LGPD and China's PIPL, has required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.

Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Although we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. There is currently significant tax legislation pending before Congress which, among other tax provisions, repeals and/or modifies key provisions of the 2017 Tax Act. If passed, this legislation could materially impact our tax obligations, including by increasing our effective tax rate. In addition, beginning in 2022, the 2017 Tax Act requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Furthermore, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and the rules and regulations of the SEC and the Nasdaq listing standards. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting, and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. We expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. As a public company, we have incurred and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Certain of the metrics that we disclose are calculated using internal company data that has not been independently verified or data from third-party attribution partners. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our worldwide client base and user base. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may be updated from time to time and may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could harm our reputation and adversely affect our business.
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
We have adopted a two-segment reporting structure. Our two-segments are designated as our Software Platform and Apps and have been in effect for a limited period of time. This change to segment reporting could be confusing to investors and may not have the desired effects.
Beginning with the quarter ended June 30, 2022, we began reporting as two separate segments. We have provided disclosures about our new segment reporting structure, but there is no guarantee that investors or the market will understand this change to our financial reporting. There is also no guarantee that this change will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results which could adversely affect our stock price.
As a result of our portfolio review, we determined to focus on two separate segments, our Software Platform and our Apps. Management has been focused on our plan to reduce our operating costs and the development of our restructuring plan into two segments. These changes and our diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our portfolio review and cost reduction activities, among other activities, have placed and will continue to place significant demands on our management team. Managing these changes has required, and may continue to require, significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it changes, our business, financial condition and results of operations would be adversely impacted.
In addition, we test for goodwill impairment at the reporting segment level and consider the difference between the fair value of a reporting segment and its’ carrying value, when determining whether any impairment exists. In connection with our portfolio review and the subsequent restructuring to a two-segment reporting company, there can be no assurance that the change to our segment reporting structure will not result in impairment charges in future periods.

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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. As of June 30, 2022, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.26 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2022, the Voting Agreement Parties collectively held approximately 84% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
The market price of our Class A common stock has, and may continue to, fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•our non-binding proposal to combine with Unity, including public perceptions regarding our proposal and the likelihood that we will enter into a definitive agreement to combine with Unity;
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to [the high inflationary environment and] the COVID-19 pandemic;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2022, we issued RSUs covering 452,517 shares of our Class A common stock under our 2021 Partner Studio Incentive Plan. During the three months ended June 30, 2022, we issued 183,374 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan. During the three months ended June 30, 2022, we issued 2,579,692 shares of our Class A common stock in connection with our acquisition of Wurl, Inc., pursuant to a definitive agreement entered into on February 23, 2022.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30	—	$—	—	$706
May 1 - 31	1,400	$37.60	1,400	$654
June 1 - 30	4,350	$36.37	4,350	$496
Total	5,750		5,750

(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: August 12, 2022	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)