Form 10-Q
period 2022-09-30
AppLovin Corp
filed 2022-11-10
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2022, the number of shares of the registrant’s Class A common stock outstanding was 293,027,029 and the number of shares of the registrant’s Class B common stock outstanding was 78,662,622.

			Page
PART I		FINANCIAL INFORMATION (UNAUDITED)	3
	Item 1.	Condensed Consolidated Financial Statements	3
		Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	4
		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	5
		Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2022 and 2021	6
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
	Item 4.	Controls and Procedures	44

PART II		OTHER INFORMATION	45
	Item 1.	Legal Proceedings	45
	Item 1A.	Risk Factors	45
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
	Item 6.	Exhibits	90
		Signatures	91

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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$943,508	$1,520,504
Restricted cash equivalents	—	1,050,000
Accounts receivable, net	665,462	514,520
Prepaid expenses and other current assets	215,279	150,040
Total current assets	1,824,249	3,235,064
Property and equipment, net	71,345	63,608
Operating lease right-of-use assets	59,471	70,975
Goodwill	1,763,170	966,427
Intangible assets, net	1,889,163	1,709,347
Other assets	198,000	118,158
Total assets	$5,805,398	$6,163,579
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$261,515	$258,220
Accrued liabilities	137,277	133,770
Licensed asset obligation	6,790	17,374
Short-term debt	33,310	25,810
Deferred revenue	65,433	78,930
Operating lease liabilities	13,587	18,392
Deferred acquisition costs, current	25,721	107,601
Total current liabilities	543,633	640,097
Long-term debt	3,184,221	3,201,834
Operating lease liabilities, non-current	54,151	62,498
Licensed asset obligation, non-current	—	8,039
Other non-current liabilities	141,491	112,820
Total liabilities	3,923,496	4,025,288
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	—	201
Stockholders’ equity:
Convertible preferred stock,100,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 371,649,578 (Class A 292,986,956 and Class B 78,662,622) and 375,089,360 (Class A 296,426,738 and Class B 78,662,622) shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	3,112,224	3,160,487
Accumulated other comprehensive loss	(140,145)	(45,454)
Accumulated deficit	(1,090,188)	(976,954)
Total stockholders’ equity	1,881,902	2,138,090
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,805,398	$6,163,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$713,099	$726,951	$2,114,751	$1,999,634
Costs and expenses:
Cost of revenue	300,988	254,052	886,697	722,966
Sales and marketing	196,785	285,224	719,014	816,200
Research and development	122,059	108,523	389,417	246,861
General and administrative	44,000	34,104	144,988	122,116
Total costs and expenses	663,832	681,903	2,140,116	1,908,143
Income (loss) from operations	49,267	45,048	(25,365)	91,491
Other income (expense):
Interest expense and loss on settlement of debt	(48,627)	(18,756)	(117,141)	(72,796)
Other income (expense), net	969	(9,217)	3,501	(997)
Total other expense	(47,658)	(27,973)	(113,640)	(73,793)
Income (loss) before income taxes	1,609	17,075	(139,005)	17,698
Provision for (benefit from) income taxes	(22,053)	16,933	(25,570)	13,767
Net income (loss)	23,662	142	(113,435)	3,931
Add: Net loss attributable to noncontrolling interest	109	36	201	149
Net income (loss) attributable to AppLovin	23,771	178	(113,234)	4,080
Less: Net income attributable to participating securities	(122)	(1)	—	(568)
Net income (loss) attributable to common stock—Basic	$23,649	$177	$(113,234)	$3,512
Net income (loss) attributable to common stock—Diluted	$23,653	$177	$(113,234)	$3,539
Net income (loss) per share attributable to common stock:
Basic	$0.06	$0.00	$(0.30)	$0.01
Diluted	$0.06	$0.00	$(0.30)	$0.01
Weighted average common shares used to compute net income (loss) per share attributable to common stock:
Basic	369,389,170	368,427,532	371,736,763	309,353,304
Diluted	378,462,207	384,324,785	371,736,763	327,426,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$23,662	$142	$(113,435)	$3,931
Other comprehensive loss:
Foreign currency translation loss, net of tax	(11,794)	(18,255)	(94,691)	(28,164)
Total other comprehensive loss	(11,794)	(18,255)	(94,691)	(28,164)
Add: Net loss attributable to noncontrolling interest	109	36	201	149
Total comprehensive income (loss) attributable to AppLovin	$11,977	$(18,077)	$(207,925)	$(24,084)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2021	$201	—	$—	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	—	—	1,179,554	—	6,541	—	—	6,541
Shares withheld related to net share settlement	—	—	—	(89,319)	—	(4,227)	—	—	(4,227)
Repurchases of stock - repurchase program	—	—	—	(893,556)	—	(43,697)	—	—	(43,697)
Stock-based compensation	—	—	—	—	—	44,377	—	—	44,377
Other comprehensive loss, net	—	—	—	—	—	—	(13,532)	—	(13,532)
Net loss	(41)	—	—	—	—	—	—	(115,257)	(115,257)
Balance as of March 31, 2022	$160	—	$—	375,286,039	$11	$3,163,481	$(58,986)	$(1,092,211)	$2,012,295
Stock issued in connection with equity awards	—	—	—	1,194,805	—	8,267	—	—	8,267
Shares withheld related to net share settlement	—	—	—	(234,412)	—	(9,384)	—	—	(9,384)
Repurchases of stock - repurchase program	—	—	—	(5,749,856)	—	(210,830)	—	—	(210,830)
Issuance of Class A common stock in connection with acquisitions	—	—	—	2,579,692	—	137,422	—	—	137,422
Issuance of common stock under employee stock purchase plan	—	—	—	107,781	—	3,663	—	—	3,663
Stock-based compensation	—	—	—	—	—	56,855	—	—	56,855
Other comprehensive loss, net	—	—	—	—	—	—	(69,365)	—	(69,365)
Net loss	(51)	—	—	—	—	—	—	(21,748)	(21,748)
Balance as of June 30, 2022	$109	—	$—	373,184,049	$11	$3,149,474	$(128,351)	$(1,113,959)	$1,907,175
Stock issued in connection with equity awards	—	—	—	1,360,814	—	6,293	—	—	6,293
Shares withheld related to net share settlement	—	—	—	(149,015)	—	(3,996)	—	—	(3,996)
Repurchases of stock	—	—	—	(2,746,270)	—	(84,353)	—	—	(84,353)
Stock-based compensation	—	—	—	—	—	44,806	—	—	44,806
Other comprehensive loss, net	—	—	—	—	—	—	(11,794)	—	(11,794)
Net income	(109)	—	—	—	—	—	—	23,771	23,771
Balance as of September 30, 2022	$—	—	$—	371,649,578	$11	$3,112,224	$(140,145)	$(1,090,188)	$1,881,902
The accompanying notes are an integral part of these condensed consolidated financial statements

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2020	$309	109,090,908	$399,589	226,364,401	$7	$453,655	$604	$(1,012,400)	$(158,545)
Stock issued in connection with equity awards	—	—	—	1,232,156	—	10,143	—	—	10,143
Repurchases of stock	—	—	—	(214,509)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	29,667	—	—	29,667
Other comprehensive loss, net	—	—	—	—	—	—	(721)	—	(721)
Net loss	(54)	—	—	—	—	—	—	(10,521)	(10,521)
Balance as of March 31, 2021	$255	109,090,908	$399,589	227,382,048	$7	$493,465	$(117)	$(1,022,921)	$(129,977)
Exercises and vesting of early exercised Class A common stock options	—	—	—	1,020,588	—	5,190	—	—	5,190
Exercise of warrants, net of shares withheld	—	—	—	6,229,081	—	—	—	—	—
Issuance of Class A common stock in connection with acquisitions	—	—	—	6,320,688	—	342,170	—	—	342,170
Issuance of Class A common stock	—	—	—	12,006	—	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs as adjusted for cost reimbursement	—	—	—	22,500,000	1	1,747,970	—	—	1,747,971
Conversion of preferred stock to common stock in connection with initial public offering	—	(109,090,908)	(399,589)	109,090,908	3	399,586	—	—	—
Repurchases of stock	—	—	—	(390,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	26,852	—	—	26,852
Total other comprehensive loss, net	—	—	—	—	—	—	(9,188)	—	(9,188)
Net income	(59)	—	—	—	—	—	—	14,423	14,423
Balance as of June 30, 2021	$196	—	$—	372,165,319	$11	$3,015,233	$(9,305)	$(1,008,498)	$1,997,441
Exercises and vesting of early exercised Class A common stock equity grants	—	—	—	991,787	—	7,782	—	—	7,782
Issuance of Class A common stock in connection with acquisitions	—	—	—	405,205	—	25,000	—	—	25,000
Issuance of Class A common stock	—	—	—	78,824	—	2,503	—	—	2,503
Stock-based compensation	—	—	—	—	—	34,410	—	—	34,410
Total other comprehensive loss, net	—	—	—	—	—	—	(18,255)	—	(18,255)
Net Income	(36)	—	—	—	—	—	—	178	178
Balance as of September 30, 2021	$160	—	$—	373,641,135	$11	$3,084,928	$(27,560)	$(1,008,320)	$2,049,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$(113,435)	$3,931
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	445,507	315,409
Amortization of debt issuance costs and discount	9,685	8,980
Stock-based compensation	143,943	91,828
Change in operating right-of-use asset	13,725	18,199
Other	2,133	3,237
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(139,350)	(99,999)
Prepaid expenses and other current assets	(70,242)	(107,461)
Other assets	(4,616)	7,729
Accounts payable	(7,881)	49,345
Operating lease liabilities	(15,345)	(18,270)
Accrued and other liabilities	(2,645)	11,211
Deferred revenue	(11,905)	(7,303)
Net cash provided by operating activities	249,574	276,836
Investing Activities
Purchase of property and equipment	(621)	(962)
Acquisitions, net of cash acquired	(1,335,698)	(1,198,789)
Purchase of non-marketable investments and other	(56,546)	(15,000)
Proceeds from other investing activities	3,657	11,358
Capitalized software development costs	(4,546)	(2,859)
Net cash used in investing activities	(1,393,754)	(1,206,252)
Financing Activities
Proceeds from issuance of common stock in initial public offering, including cost reimbursement	—	1,745,228
Proceeds from debt issuance, net of issuance costs	—	844,729
Payments of debt principal	(17,482)	(711,482)
Payments of finance leases	(18,099)	(9,690)
Proceeds from exercise of stock options	21,733	25,486
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	3,663	—
Payments of deferred acquisition costs	(104,998)	(231,664)
Payments of licensed asset obligation	(17,374)	—
Repurchases of stock	(338,880)	—
Net cash provided by (used in) financing activities	(471,437)	1,662,607
Effect of foreign exchange rate on cash and cash equivalents	(11,379)	(809)
Net increase (decrease) in cash and cash equivalents	(1,626,996)	732,382
Cash, cash equivalents and restricted cash equivalents at beginning of the period	2,570,504	317,235
Cash and cash equivalents at end of the period	$943,508	$1,049,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental non-cash investing and financing activities disclosures:
Issuance of common stock in connection with an acquisition	$137,422	$—
Acquisitions not yet paid	$40,791	$74,347
Settlement of convertible security through issuance of common stock	$—	$25,000
Assets acquired under finance leases	$37,433	$12,584
Right of use assets acquired under operating leases	$3,400	$3,508
Settlement of bonus compensation through issuance of common stock	$—	$2,503
Issuance of convertible security related to acquisitions	$—	$342,170
Supplemental disclosure of cash flow information:
Cash paid for interest on debt	$107,650	$47,021
Cash paid for income taxes, net of refunds	$58,770	$72,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.
Segments
Effective May 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business. As such, the Company now reports operating results through two reportable segments: Software Platform and Apps, as further discussed in Note 4. Accordingly, segment information for the comparable prior year period has been revised.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP. Consolidated financial statements include accounts and operations of the Company and its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Accounting Standards Codifications ("ASC") 810, the Company consolidates any variable interest entities ("VIE") where it is the primary beneficiary. The Company engages in business relationships with certain entities in the ordinary course of business to develop game Apps. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE when the Company is not the primary beneficiary. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.

Revenue from Contracts with Customers
The Company generates Software Platform and Apps revenue. Software Platform revenue is generated from fees paid by advertisers who use the Software Platform. The Company generates Apps revenue from both consumers and business clients. Consumer revenue is generated from in-app purchases (“IAPs”) made by users within the Company’s apps (“Apps”). Business revenue is generated from advertisers that purchase ad inventory from Apps.
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
Software Platform Revenue is generated by placing ads on mobile applications owned by Publishers. The Company’s performance obligation is to provide an advertiser with access to the Software Platform, which facilitates the advertiser’s purchase of ad inventory from Publishers. The Company does not control the ad inventory prior to its transfer to the advertiser, the Company’s customer, because the Company does not have the substantive ability to direct the use of nor obtain substantially all of the remaining benefits from the ad inventory. The Company is not primarily responsible for fulfillment and does not have any inventory risk. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of either the number of completions of agreed upon actions or advertisements displayed and the contractually agreed upon price per advertising unit with the advertiser less consideration paid or payable to Publishers. The Company recognizes Software Platform Revenue when the agreed upon action is completed or when the ad is displayed to users. The number of advertisements delivered and completions of agreed upon actions is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.
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
Users make IAPs through the Company’s distribution partners. The transaction price is equal to the gross amount charged to users because the Company is the principal in the transaction. IAPs fees are non-refundable. Such payments are initially recorded as deferred revenue. The Company categorizes virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action in gameplay; accordingly, the Company recognizes revenue from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the user over an extended period of time; accordingly, the Company recognizes revenue from the sale of durable virtual goods ratably over the period of time the goods are available to the user, which is generally the estimated average user life (“EAUL”).
The EAUL represents the Company’s best estimate of the expected life of paying users for the applicable game. The EAUL begins when a user makes the first purchase of durable virtual goods and ends when a user is determined to be inactive. The Company determines the EAUL on a game-by-game basis. For a newly launched game with limited playing data, the Company determines the EAUL based on the EAUL of a game with sufficiently similar characteristics.
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
For transactions accounted for as business combinations, the Company allocates the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their estimated fair values. Acquisition consideration includes the fair value of any promised contingent consideration. The excess of the fair value of acquisition consideration over the fair value of acquired identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analyses. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Contingent consideration is remeasured to the fair value of each reporting period with changes in the fair value of contingent consideration recorded in general and administrative expenses. Acquisition-related costs are expensed as incurred.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2022 with no material impact on the consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Software Platform Revenue	$306,592	$193,307	$742,972	$427,390
Consumer Revenue	272,437	377,436	915,177	1,096,850
Business Revenue	134,070	156,208	456,602	475,394
Apps Revenue	406,507	533,644	1,371,779	1,572,244
Total Revenue	$713,099	$726,951	$2,114,751	$1,999,634
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$437,679	$437,501	$1,299,624	$1,209,846
Rest of the World	275,420	289,450	815,127	789,788
Total Revenue	$713,099	$726,951	$2,114,751	$1,999,634
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended September 30, 2022 and 2021, the Company recognized $48.4 million and $63.1 million of revenue that was included in deferred revenue as of June 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized $78.1 million and $86.9 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020, respectively.
Unsatisfied Performance Obligations
All of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Publisher Bonuses
During the three months ended March 31, 2022, the Company paid or promised to pay a total of $209.6 million in bonuses to publishers consisting primarily of non-recurring bonuses to migrate publishers to MAX, the Company's own in-app mediation platform. The Company accounted for such publisher bonuses as a reduction to revenue since the publishers receiving such bonuses are also customers of the Company. Publisher bonuses were not material for the three months ended June 30, 2022 and September 30, 2022.

4. Segments
During the second quarter of 2022, the Company revised the presentation of segment information to align with changes to how the Company's chief operating decision maker (“CODM”) manages the business, allocates resources and assesses operating performance. The CODM is the Company's Chief Executive Officer. Prior to the second quarter of 2022, the Company had a single operating and reportable segment. Beginning in the second quarter of 2022, the Company reports operating results based on two reportable segments: Software Platform and Apps. As of September 30, 2022, the Company's operating segments are the same as the reportable segments, which are as follows:
•Software Platform: Software Platform generates revenue primarily from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
•Apps: Apps generates revenue when a user of one of the Apps makes an in-app purchase ("Consumer Revenue") and when clients purchase the digital advertising inventory of the Company's portfolio of Apps ("Business Revenue").
The CODM evaluates the performance of each operating segment using revenue and segment adjusted EBITDA. The Company defines segment adjusted EBITDA as revenue less expenses, excluding depreciation and amortization and certain items that the Company does not believe are reflective of the operating segments’ core operations. Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities and general and administrative overhead. Revenue and expenses exclude transactions between the Company's operating segments.
The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to consolidated income (loss) before income taxes (in thousands). For comparative purposes, amounts in prior periods have been recast:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Software Platform	$306,592	$193,307	$742,972	$427,390
Apps	406,507	533,644	1,371,779	1,572,244
Total Revenue	$713,099	$726,951	$2,114,751	$1,999,634

Segment Adjusted EBITDA:
Software Platform	$190,256	$130,663	$622,555	$281,904
Apps	67,381	60,033	181,055	223,586
Total Segment Adjusted EBITDA	$257,637	$190,696	$803,610	$505,490

Interest expense and loss on settlement of debt, net	$(48,627)	$(18,756)	$(117,141)	$(72,796)
Other income (expense), net	3,604	(103)	8,473	6,852
Amortization, depreciation and write-offs	(163,830)	(119,436)	(445,507)	(315,409)
Non-operating foreign exchange gain	406	235	1,683	1,510
Stock-based compensation	(42,147)	(34,725)	(143,943)	(94,119)
Acquisition-related expense and transaction bonus	(4,317)	(1,066)	(21,052)	(14,060)
Publisher bonuses	—	—	(209,635)	—
MoPub acquisition transition services	—	—	(6,999)	—
Restructuring costs	(1,117)	—	(8,494)	—
Change in fair value of contingent consideration	—	230	—	230
Income (loss) before provision for tax	$1,609	$17,075	$(139,005)	$17,698
The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

5. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At September 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. The carrying amounts of borrowings under a certain credit agreement approximate fair value as interest rates on these instruments are variable and approximate current market rates. The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of September 30, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Unrestricted Balances
Money market funds(1)	Cash and cash equivalents	$723,394	$723,394	$—	$—
Total financial assets		$723,394	$723,394	$—	$—

			As of December 31, 2021
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Unrestricted Balances
Money market funds(1)	Cash and cash equivalents	$1,070,979	$1,070,979	$—	$—
Marketable equity securities	Prepaid expenses and other current assets	$2,532	$2,532	$—	$—
Restricted Balances
Money market funds	Restricted cash equivalents	$1,050,000	$1,050,000	—	—
Total financial assets		$2,123,511	$2,123,511	$—	$—

(1) Includes balances in money market deposit accounts of $535.4 million and $921.0 million as of September 30, 2022 and December 31, 2021, respectively.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $20.6 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $20.6 million and the unfunded commitments of $36.1 million as of September 30, 2022.
During the three and nine months ended September 30, 2022, the Company made total capital contributions of $0.1 million and $18.6 million related to these investments. The Company recorded an unrealized gain of $0.8 million related to these investments in other income, net in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2022. The unrealized loss of these investments for the three months ended September 30, 2022 was immaterial. The Company had no such investments in 2021.

Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
During the second quarter of 2022, the Company purchased certain non-marketable equity securities for total proceeds of $38.0 million. Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (expense), net in the Company's condensed consolidated statement of operations. There was no change in the carrying value of the non-marketable equity securities since their acquisitions. These investments are included in other assets in the Company’s condensed consolidated balance sheets. The Company had no such investments in 2021.
6. Commitments and Contingencies
Commitments
As of September 30, 2022, the Company's non-cancelable minimum purchase commitments comprised primarily of a certain arrangement related to cloud platform services. In May 2022, the Company amended the arrangement to increase the aggregate spend commitment from $300.0 million to $550.0 million through May 2025. As of September 30, 2022, the Company had paid $44.8 million towards this commitment. In addition, the Company had total unfunded commitments of $36.1 million related to investments in certain private equity funds (see Note 5).
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of September 30, 2022 and December 31, 2021, the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the credit agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of September 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible.

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
7. Acquisitions and Dispositions
2022 Acquisitions
Business Combinations
Wurl—On April 1, 2022, the Company completed the acquisition of all of the equity interests of Wurl, Inc. ("Wurl"), a connected TV software platform, for a total purchase price of $378.2 million, consisting of $219.3 million in cash, 2,579,692 shares of the Company's Class A common stock valued at $137.4 million and a deferred payment of $21.5 million relating to an indemnity holdback amount to be paid in 18 months following the transaction close date. The transaction is expected to enable the Company to expand into the connected TV market. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $1.9 million.
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

The Company’s condensed consolidated statement of operations for the nine months ended September 30, 2022, includes Wurl's revenue of $22.7 million and pre-tax loss of $8.7 million for the period from the acquisition date of April 1, 2022 to September 30, 2022.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
MoPub—On January 1, 2022, the Company completed the acquisition from Twitter, Inc. of certain assets that comprised of the MoPub business for a total purchase price of $1.03 billion in cash. The acquisition allows the Company to integrate certain product features of the MoPub platform into MAX, the Company's own in-app mediation platform, and migrate publishers and demand partners from the MoPub platform to MAX. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $14.4 million.
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
Contemporaneously with the signing of the asset purchase agreement, the Company entered into an agreement for Twitter, Inc. to provide certain transitional services to facilitate the migration of publishers and demand partners to MAX during a three-month transitional period following the closing of the transaction (the "TSA"). The Company accounted for the TSA as a transaction separate from the business combination since it was negotiated primarily for the benefit of the Company. During the nine months ended September 30, 2022, the Company recognized total expense of $7.0 million related to the transitional services, which was included primarily in cost of revenue in the Company's condensed consolidated statement of operations.
Due to the significant integration of the MoPub business with MAX, it was impractical to determine the impact of the acquired business on revenue or earnings.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
Asset Acquisitions
During the three and nine months ended September 30, 2022, the Company recognized total earn-out costs of $23.2 million and $98.7 million, respectively, related to asset acquisitions closed in 2021 and prior. No other asset acquisition was completed during the three and nine-month period ended September 30, 2022.

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
During the three and nine months ended September 30, 2021, the Company also acquired certain mobile Apps for upfront cash consideration of $28.8 million and $36.8 million, respectively, as well as potential future earn-out payments that were contingent on the revenue and/or profit generated by the acquired mobile Apps.
During the three and nine months ended September 30, 2021, the Company recognized total earn-out costs of $9.9 million and $97.5 million, respectively, related to previously closed asset acquisitions. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps.
Supplemental Pro Forma Information
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, Adjust, the MoPub business, and Wurl for each of the periods presented as if Adjust had been acquired as of January 1, 2020, and the MoPub business and Wurl had been acquired as of January 1, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$713,099	$780,122	$2,123,783	$2,178,004
Net income (loss)	$23,662	$5,338	$(104,775)	$(13,542)

The unaudited supplemental pro forma information above includes the following adjustments to net income (loss) in the appropriate pro forma periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(16,434)	$(3,512)	$(56,687)
A decrease (increase) in expenses related to the TSA	$—	$—	$7,000	$(7,000)
An increase in revenue related to fair value adjustment	$—	$682	$—	$1,220
An (increase) due to replacement stock awards	$—	$(2,657)	$(1,221)	$(8,816)
An (increase) in interest expense related to new debt financing, net of interest expense related to pre-existing debt settled as part of the acquisitions	$—	$—	$—	$(2,641)
A decrease (increase) in expenses related to transaction costs	$—	$—	$16,899	$(8,429)
A decrease in expenses related to transaction bonuses	$—	$483	$1,101	$8,899
A decrease (increase) in income tax provision	$—	$4,090	$(4,625)	$16,761
Assets Held for Sale
As of September 30, 2022, the Company classified certain assets within the Apps segment as assets held for sale and recorded an impairment charge of $27.7 million in cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 to measure such assets at fair value less costs to sell. As of September 30, 2022, the carrying value of such assets was immaterial. The sale was subsequently closed in the fourth quarter of 2022.
8. Goodwill and Intangible Assets
As described in Note 4, during the second quarter of 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business. As a result, beginning in the second quarter of 2022, the Company reports operating results based on two reportable segments—Software Platform and Apps. This change also resulted in a change in reporting units to coincide with the new operating segments. Given the change in reporting units, the Company performed a relative fair value calculation to allocate historical goodwill of $1.8 billion between the two new reporting units, with $1.5 billion and $0.3 billion of goodwill allocated to Software Platform and Apps, respectively. The Company also performed a qualitative impairment test immediately before and after the change in reporting units and determined that it is not more likely than not that the fair value of the reporting units is less than their carrying amounts, including goodwill. Accordingly, the Company concluded that the goodwill relating to those reporting units was not impaired and further quantitative impairment test was not necessary.
The following table presents the changes in the carrying amount of goodwill (in thousands):

December 31, 2021	$966,427
Goodwill acquired	894,463
Foreign currency translation	(97,720)
September 30, 2022	$1,763,170

Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of September 30, 2022			As of December 31, 2021
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	4.6	$1,965,752	$(779,027)	$1,186,725	$1,939,180	$(529,012)	$1,410,168
Customer relationships	9.4	503,195	(44,557)	458,638	145,870	(8,442)	137,428
User base	3.5	68,817	(34,684)	34,133	68,817	(27,369)	41,448
License asset	0.8	25,640	(12,820)	12,820	25,640	—	25,640
Developed technology	4.9	200,751	(44,098)	156,653	87,851	(21,435)	66,416
Other	6.3	51,137	(10,943)	40,194	34,895	(6,648)	28,247
Total long-lived intangible assets		2,815,292	(926,129)	1,889,163	2,302,253	(592,906)	1,709,347
Short-lived intangible assets:
Apps	0.3	46,189	(44,753)	1,436	40,348	(38,724)	1,624
Total intangible assets		$2,861,481	$(970,882)	$1,890,599	$2,342,601	$(631,630)	$1,710,971
As of September 30, 2022 and December 31, 2021, short-lived mobile Apps were included in prepaid expenses and other current assets.
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$111,259	$96,059	$342,115	$273,444
Sales and marketing	16,619	6,765	49,543	16,008
Total	$127,878	$102,824	$391,658	$289,452
9. Common Stock
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, under the Exchange Act, to facilitate repurchases of shares. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. As of September 30, 2022, the Company repurchased 9,042,407 shares of outstanding Class A common stock for an aggregate amount of $338.8 million.

10. Stock-based Compensation
The Company maintains the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan, all of which were adopted by the Board and approved by stockholders.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of restricted stock units ("RSUs"), incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights ("SARs"), performance units, and performance shares to the Company’s employees, directors, consultants, and other service providers. The total shares of the Company’s Class A common stock that were initially reserved for issuance under the 2021 Plan was 39,000,000, and provides for an annual increase of shares equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s Board may determine. During the nine months ended September 30, 2022, the Board decreased the number of shares of Class A common stock reserved for issuance under the 2021 Plan by 2,000,000 shares.
In the three and nine months ended September 30, 2022, the Company granted 777,333 and 4,070,650 RSUs to certain employees under the 2021 Plan at the weighted average grant date fair value of $29.86 and $45.85 per RSU, respectively. The RSUs generally vest over an approximate period of four to five years of continuous service from their respective vesting commencement dates.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of RSUs, ISOs, NSOs, SARs, performance units, and performance shares to individuals or entities engaged by the Company or a parent or subsidiary of the Company to render bona fide services to the party engaging such individual or entity. A total of 390,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to the 2021 Partner Plan. During the nine months ended September 30, 2022, the Board reserved an additional 2,000,000 shares of Class A common stock for issuance under the 2021 Partner Plan.
In the nine months ended September 30, 2022, the Company granted 577,772 RSUs under the 2021 Partner Plan at the weighted average grant date fair value of $47.05 per RSU. The Company did not grant RSUs under the 2021 Partner Plan during the three months ended September 30, 2022. The RSUs generally vest over an approximate period of four to five years of continuous service.
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
A total of 7,800,000 shares of the Company’s Class A common stock are available for sale under the ESPP and provides for an annual increase of shares equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. During the nine months ended September 30, 2022, 107,781 shares were purchased under the ESPP.

The Company recognized stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,230	$922	$4,988	$1,504
Sales and marketing	10,035	4,774	30,386	8,814
Research and development	21,569	20,110	68,088	40,148
General and administrative	9,313	8,919	40,481	41,362
Total	$42,147	$34,725	$143,943	$91,828
For the three and nine months ended September 30, 2021, total stock-based compensation expense included $0.3 million and $0.9 million associated with certain liability classified awards that may be settled in stock of one of the Company’s subsidiaries, respectively. For the three and nine months ended September 30, 2022, the Company recorded credits of $2.7 million and $2.1 million to stock-based compensation expense associated with such awards, respectively.
Early Exercise of Stock Options—As of September 30, 2022 and December 31, 2021, the Company had 191,748 and 486,999 shares of Class A common stock subject to repurchase in connection with early exercised stock options, respectively. The liability for the shares subject to repurchase as of September 30, 2022 and December 31, 2021 was $0.5 million and $1.4 million, respectively, which was included in accrued liabilities in the Company’s condensed consolidated balance sheets.
During 2020 and 2019, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and, for accounting purposes, in-substance nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $20.9 million were settled through either share repurchase, in the amount of $17.2 million, or cash payment, in the amount of $3.7 million. In connection with the repurchase of shares, the Company accelerated vesting of 60,968 shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. As of September 30, 2022 and December 31, 2021, the Company had 1,399,999 and 2,884,999 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes, of which 58,543 and 663,856 shares, were unvested and subject to repurchase, respectively. The principal balances of nonrecourse promissory notes outstanding amounted to $5.0 million and $15.1 million as of September 30, 2022 and December 31, 2021, respectively.

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$23,771	$178	$(113,234)	$4,080
Less:
Income attributable to convertible preferred stock	—	—	—	(499)
Income attributable to options exercised by promissory notes	(102)	(1)	—	(49)
Income attributable to unvested early exercised options	(18)	—	—	(13)
Income attributable to unvested RSA’s	(2)	—	—	(7)
Net income (loss) attributable to common stock	$23,649	$177	$(113,234)	$3,512
Denominator:
Weighted average common shares used to compute net income (loss) per share attributable to common stock, basic	369,389,170	368,427,532	371,736,763	309,353,304
Net income (loss) per share attributable to common stock, basic	$0.06	$0.00	$(0.30)	$0.01
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	$23,771	$178	$(113,234)	$4,080
Less:
Income attributable to convertible preferred stock	—	—	—	(475)
Income attributable to options exercises by promissory notes	(99)	(1)	—	(47)
Income attributable to unvested early exercised options	(17)	—	—	(12)
Income attributable to unvested RSA's	(2)	—	—	(7)
Net income (loss) attributable to common stock	$23,653	$177	$(113,234)	$3,539
Denominator:
Weighted-average shares used in computing net income (loss) per share: basic	369,389,170	368,427,532	371,736,763	309,353,304
Weighted-average dilutive stock options, RSUs, and convertible security	9,073,037	15,897,253	—	18,073,488
Weighted-average shares used in computing net income (loss) per share: diluted	378,462,207	384,324,785	371,736,763	327,426,792
Net income (loss) per share attributable to common stock: diluted	$0.06	$0.00	$(0.30)	$0.01
The following table presents the forms of antidilutive potential common shares:

	As of September 30,
	2022	2021
Stock options exercised for promissory notes	1,399,999	2,884,999
Shares issuable upon conversion of Athena convertible security	—	334,946
Early exercised stock options	191,748	879,600
Unvested RSAs	—	242,316
Stock options	12,168,796	23,736
Unvested RSUs	9,318,132	2,828
ESPP	413,829	223,448
Total antidilutive potential common shares	23,492,504	4,591,873

12. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2022 annual effective tax rate differs from the U.S. statutory rate primarily due to stock-based compensation expense, foreign derived intangible income deduction, global intangible low-taxed income, and valuation allowance against losses which are not more likely than not to be realized.
During the nine months ended September 30, 2022, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
13. Related Party Transactions
On February 12, 2021, the Company amended the credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. In connection with this amendment, the Company paid $0.8 million in fees to KKR Capital Markets LLC, which is affiliated with KKR Denali Holdings L.P. ("KKR Denali"), one of the Company’s principal stockholders.
On March 31, 2021, the Company drew down an additional $250.0 million from the Company’s $600.0 million revolving credit facility. A lender under the revolving credit facility is an affiliate of KKR Denali, a principal stockholder of the Company.
The Company had no other material related party transactions for the three and nine months ended September 30, 2022 and 2021.
14. Restructuring
In June 2022, the Company announced a workforce reduction which affected approximately 12% of the Company’s employees. As a result, the Company recognized a total restructuring charge of $7.4 million comprising primarily of one-time termination benefits in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2022. Additionally, the Company had an insignificant reduction in workforce in the Apps segment during the three months ended September 30, 2022. As of September 30, 2022, an immaterial amount of these restructuring costs remain unpaid and are included in accrued liabilities on the Company's condensed consolidated balance sheet.

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
Overview
Our mission is to grow the mobile app ecosystem by enabling the success of mobile app developers. Our software solutions provide advanced tools for mobile app developers to grow their businesses by automating and optimizing the marketing and monetization of their apps. We have also rapidly scaled a diversified portfolio of owned mobile apps and accelerated our market penetration through an active acquisition and partnership strategy. Our scaled business model sits at the nexus of the mobile app ecosystem, which creates a durable competitive advantage that has fueled our clients’ success and our strong growth.
Since our founding in 2011, we have been focused on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the mobile app ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these developer challenges led to the development of our infrastructure and software—AppLovin Core Technologies and AppLovin Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by launching AppLovin Apps in 2018. Our Apps now consist of a globally diversified portfolio of over 350 free-to-play mobile games across five genres, run by sixteen studios.
For the three months ended September 30, 2022, our revenue declined 2% year-over-year, from $727.0 million in the three months ended September 30, 2021 to $713.1 million in the comparative period in 2022. We generated net income of $23.7 million for the three months ended September 30, 2022, and net income of $0.1 million in the comparative period in 2021. We generated Adjusted EBITDA of $257.6 million and $190.7 million for the three months ended September 30, 2022 and 2021, respectively. Additionally, our net cash provided by operating activities was $249.6 million and $276.8 million in the nine months ended September 30, 2022 and 2021, respectively. See the section titled “Non-GAAP Financial Metrics” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended September 30, 2022, Software Platform Revenue represented 43% of total revenue and Apps Revenue represented 57% of total revenue.
In the second quarter of 2022, we revised the presentation of segment information to align with changes to how our chief operating decision maker (“CODM”), which as of September 30, 2022, was our Chief Executive Officer, allocates resources and assesses performance. Beginning in the second quarter of 2022, we report our operating results through two reportable segments: Software Platform and Apps. Previously we had a single operating and reportable segment.
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

Software Platform clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. While we have thousands of clients as of September 30, 2022, the vast majority of our revenue is derived from our Software Platform Enterprise Clients. See “Key Metrics” below for additional information on how we calculate Software Platform Enterprise Clients. We see multiple opportunities to gain new Software Platform clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
Our Software Platform includes AppDiscovery, MAX, Adjust, and Wurl. Clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, and shared with our advertising publishers, typically on a cost per impression model. Our Software Platform Enterprise Clients had a Net Dollar-Based Retention Rate of approximately 166% for the twelve months ended September 30, 2022.1
Software Platform clients use MAX to optimize purchases of app advertising inventory. The Compass Analytics tool within MAX provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more developers move to in-app bidding monetization, we expect growth in the adoption of, and revenue from, MAX.
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
Our Apps are generally free-to-play mobile games and generate Consumer Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. Consumer Revenue represented 67% of total Apps Revenue in the three months ended September 30, 2022.
During the three months ended September 30, 2022, we had an average of 2.2 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $41. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
Business clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 350 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from business clients that purchase advertising inventory from our Apps. Revenue from business clients related to our Apps is generated from ads purchased by advertisers, as well as from revenue-sharing agreements between some of our studios and a selection of third-party studios for which they publish and monetize games. Business Revenue represented 33% of total Apps Revenue in the three months ended September 30, 2022.
__________________
1 We measure Net Dollar-Based Retention Rate for the twelve months ended September 30, 2022 for our Software Platform Enterprise Clients as current period revenue divided by prior period revenue. Prior period revenue is measured as revenue for the twelve months ended September 30, 2021 from our Software Platform Enterprise Clients as of September 30, 2021. Current period revenue is revenue for the twelve months ended September 30, 2022 from Software Platform Enterprise Clients as of September 30, 2021. See the section titled "Key Metrics" below.

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
The following table shows our SPEC and Revenue per SPEC as of September 30, 2022 and 2021.

	Twelve Months Ended September 30,
	2022	2021
SPEC (trailing 12 months)	538	292
Revenue per SPEC (trailing 12 months) (in thousands)	$1,903	$1,593
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
The following table shows our Total Software Transaction Value for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Total Software Transaction Value	$341,710	$275,619
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 98% of our Consumer Revenue during the three months ended September 30, 2022, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total Consumer Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Monthly Active Payers (millions)	2.2	2.9
Average Revenue Per Monthly Active Payer	$41	$44
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2022 and 2021, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands. except percentages)		(in thousands. except percentages)
Revenue	$713,099	$726,951	$2,114,751	$1,999,634
Net income (loss)	$23,662	$142	$(113,435)	$3,931
Net Margin	3.3%	—%	(5.4)%	0.2%
Adjusted as follows:
Interest expense and loss on settlement of debt, net	48,627	18,756	117,141	72,796
Other (income) expense, net[1]	(3,604)	103	(8,473)	(6,852)
Provision for (benefit from) income taxes	(22,053)	16,933	(25,570)	13,767
Amortization, depreciation and write-offs	163,830	119,436	445,507	315,409
Non-operating foreign exchange loss (gain)	(406)	(235)	(1,683)	(1,510)
Stock-based compensation[2]	42,147	34,725	143,943	94,119
Acquisition-related expense and transaction bonus	4,317	1,066	21,052	14,060
Publisher bonuses[3]	—	—	209,635	—
MoPub acquisition transition services[4]	—	—	6,999	—
Restructuring costs	1,117	—	8,494	—
Change in fair value of contingent consideration	—	(230)	—	(230)
Adjusted EBITDA	$257,637	$190,696	$803,610	$505,490
Adjusted EBITDA Margin	36.1%	26.2%	38.0%	25.3%
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
2 The nine months ended September 30, 2021 includes $2.3 million of bonus compensation settled in stock outside of the scope of ASC 718.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. We recently increased our focus on markets outside the United States to serve the needs of clients globally. During the three months ended September 30, 2022, only 41% of our revenue from Software Platform and Apps Business Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.
Review of our AppLovin Apps portfolio
Over the past several years, our Apps have been critical in providing first-party data and audiences for our Software Platform to enable us to test, design, and scale our technologies. Given the recent development of our technology, the current scale of our Software Platform, and the reach of our MAX solution, we believe we can reduce our reliance on the data from our Apps. Therefore, we are reviewing our Apps portfolio and its cost structure, focusing on how best to optimize each asset’s contribution to our overall financial performance. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved App segment Adjusted EBITDA margin, but also contributed to a decline in MAPs. Our strategic review is ongoing and may result in the retention, restructure, or sale of certain assets, or no change to certain of our Apps assets. We may also choose to make further changes to optimize the cost structure of certain apps rather than continuing to invest in revenue growth. We believe that our execution of this review, and our ability to optimize the contribution of our Apps portfolio, will affect our revenue growth, profitability, and cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our business. From the beginning of 2018 through September 30, 2022, we have invested nearly $4.0 billion in 29 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022.
While we have a strong pipeline of strategic acquisition and partnership opportunities, we believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app ecosystem
Our business and results of operations will be impacted by industry factors that drive overall performance of the mobile app ecosystem. The mobile app ecosystem has been affected by the recent economic uncertainty, including by advertisers more closely managing budgets and reducing overall spend, which has resulted in slowed growth for our Software Platform in recent quarters. We expect that any further slowing, or acceleration, of our growth would affect our business and results of operations. In addition, even if the mobile app ecosystem continues to grow at its current rate, our ability to position ourselves within the market will impact our business and results of operations.

Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Core Technologies and Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. The IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced its Privacy Sandbox initiative for Android, expecting to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices by Q3, 2023. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations. To date, these data privacy changes have had some impact on the discoverability of apps across these platforms, though they have had a relatively muted aggregate impact on our overall results of operations.
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
Current Economic Conditions and COVID-19
We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, and actions taken to counter inflation. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Ukraine/Russia Conflict
As the Russian invasion of Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. We have taken steps to comply with applicable domestic and international regulatory restrictions on international trade and financial transactions. In connection with our compliance efforts, we have identified active clients and vendors inside Russia and Belarus that are subject to evolving sanctions imposed by the United States and/or the European Union and have terminated or suspended our contracts with them. Revenues associated with clients and vendors in Russia and Belarus are not material to our consolidated financial results, and we anticipate that the termination of Russian and Belarus clients and vendors that are subject to duly authorized sanctions will not have a material impact on our business or other client relationships. Management and our Board of Directors are monitoring the regional and global ramifications of the continuing events. Our cybersecurity teams are continually monitoring for any attacks that could cause disruption to our platform, systems, and networks, which could result in security breaches or data loss, damage to our brand, or reduce demand for our products and services.

Components of Results of Operations
Revenue
We collect Software Platform Revenue from advertisers spending on our Software Platform. Software Platform Revenue is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model.
We generate Apps Revenue from both consumers and business clients. Consumer Revenue is from consumer IAPs made by users within our Apps. Business Revenue is generated from advertisers that purchase advertising inventory from our diverse portfolio of Apps. Business Revenue from our Apps was 33% of total Apps Revenue for the three months ended September 30, 2022.
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
We plan to continue to invest in sales and marketing to grow our Software Platform customer base and increase brand awareness. We also plan to continue to invest in new App launches to the extent we see opportunities for cost-effective growth. As a result, we expect sales and marketing expenses to increase in absolute dollars over the long-term, though they may fluctuate period-over-period in the near term as we reduce our user acquisition spend for our portfolio of Apps. We also expect our sales and marketing expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to grow our customer base and increase brand awareness, and to decrease over the long term as we benefit from greater scale.
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
We plan to continue to invest in research and development to continue to enhance our Core Technologies and Software Platform, and to improve existing games and develop new games. As a result, we expect research and development expenses to increase in absolute dollars over the long term, though they may fluctuate period-over-period in the near term as we reassess in which areas to focus our investment. We also expect our research and development expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to enhance our Core Technologies and Software Platform and improve our existing Apps and develop new Apps, and to decrease over the long term as we benefit from greater scale.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$713,099	$726,951	$2,114,751	$1,999,634
Costs and expenses:
Cost of revenue(1)(2)	300,988	254,052	886,697	722,966
Sales and marketing(1)(2)	196,785	285,224	719,014	816,200
Research and development(1)	122,059	108,523	389,417	246,861
General and administrative(1)	44,000	34,104	144,988	122,116
Total costs and expenses	663,832	681,903	2,140,116	1,908,143
Income (loss) from operations	49,267	45,048	(25,365)	91,491
Other income (expense):
Interest expense and loss on settlement of debt	(48,627)	(18,756)	(117,141)	(72,796)
Other income (expense), net	969	(9,217)	3,501	(997)
Total other expense	(47,658)	(27,973)	(113,640)	(73,793)
Income (loss) before income taxes	1,609	17,075	(139,005)	17,698
Provision for (benefit from) income taxes	(22,053)	16,933	(25,570)	13,767
Net income (loss)	$23,662	$142	$(113,435)	$3,931
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$1,230	$922	$4,988	$1,504
Sales and marketing	10,035	4,774	30,386	8,814
Research and development	21,569	20,110	68,088	40,148
General and administrative	9,313	8,919	40,481	41,362
Total stock-based compensation	$42,147	$34,725	$143,943	$91,828

(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$111,259	$96,059	$342,115	$273,444
Sales and marketing	16,619	6,765	49,543	16,008
Total amortization expense related to acquired intangibles	$127,878	$102,824	$391,658	$289,452
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	42%	35%	42%	36%
Sales and marketing	28%	39%	34%	41%
Research and development	17%	15%	18%	12%
General and administrative	6%	5%	7%	6%
Total costs and expenses	93%	94%	101%	95%
Income (loss) from operations	7%	6%	(1)%	5%
Other income (expense):
Interest expense and loss on settlement of debt	(7)%	(3)%	(6)%	(4)%
Other income (expense), net	0%	(1)%	0%	0%
Total other expense	(7)%	(4)%	(5)%	(4)%
Income (loss) before income taxes	—%	2%	(7)%	1%
Provision for (benefit from) income taxes	(3)%	2%	(1)%	1%
Net income (loss)	3%	—%	(5)%	—%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		2021 to 2022 % change	Nine Months Ended September 30,		2021 to 2022 % change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Software Platform Revenue	$306,592	$193,307	59%	$742,972	$427,390	74%
Consumer Revenue	272,437	377,436	(28)%	915,177	1,096,850	(17)%
Business Revenue	134,070	156,208	(14)%	456,602	475,394	(4)%
Apps Revenue	406,507	533,644	(24)%	1,371,779	1,572,244	(13)%
Total Revenue	$713,099	$726,951	(2)%	$2,114,751	$1,999,634	6%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
For the three months ended September 30, 2022, our Software Platform Revenue increased by $113.3 million, or 59%, from the prior year period primarily due to AppDiscovery where installations increased 19% and price per installation increased 33% compared to the prior year period, as well as the contribution from Wurl and continued growth of MAX. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended September 30, 2022, our Apps Revenue decreased by $127.1 million, or 24%, from the prior year period. For the three months ended September 30, 2022, our Consumer Revenue from Apps decreased by $105.0 million from the prior year period, primarily due to a 28% decrease in the volume of in-app purchases, while the price per in-app purchase remained stable. Consumer Revenue from existing and newly developed Apps by our Owned Studios and Partner Studios decreased $108.7 million primarily due to decreases in revenue from our Project Makeover and Matchington Mansion apps, while Apps acquired since September 30, 2021 generated a partially offsetting Consumer Revenue increase of $3.7 million. The decrease in our Business Revenue from Apps of $22.1 million was primarily a result of existing and newly developed Apps by our Owned Studios and Partner Studios, which decreased $30.3 million, while Apps acquired since September 30, 2021 generated a partially offsetting increase of $8.2 million. Our Business Revenue from Apps declined due to a 14% decrease in price per advertising impression compared to the prior year period, while the volume of advertising impressions remained flat.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, our Software Platform Revenue increased by $315.6 million, or 74%, from the prior year period primarily due to AppDiscovery where installations increased 36% and price per installation increased 59% compared to the prior year period, as well as the contribution from MoPub and Adjust, partially offset by one-time publisher bonuses of $209.6 million, which are accounted for as a reduction to revenue since the publishers receiving such bonuses are also our customers. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the nine months ended September 30, 2022, our Apps Revenue decreased by $200.5 million, or 13%, from the prior year period. For the nine months ended September 30, 2022, our Consumer Revenue from Apps decreased by $181.7 million, or 17%, from the prior year period, primarily due to a 20% decrease in the volume of in-app purchases, partially offset by a 4% increase in price per in-app purchase. Our Business Revenue from Apps declined $18.8 million, or 4%, due to an 11% decrease in price per advertising impression partially offset by an 8% increase in the volume of advertising impressions compared to the prior year period. We do not recognize Apps Business Revenue from transactions with our Owned Studios and Partner Studios.

Cost of revenue

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$300,988	$254,052	18%	$886,697	$722,966	23%
Percentage of revenue	42%	35%		42%	36%
Cost of revenue in the three months ended September 30, 2022 increased by $46.9 million, or 18%, compared to the same period in the prior year. The increase in the three months ended September 30, 2022 was primarily due to an increase of $31.8 million in expenses associated with operating our network infrastructure driven by the growth in our operations, and an increase of $44.7 million in depreciation and amortization of acquired-technology driven by an increase in acquisition activity subsequent to the prior year period and impairment charges, partially offset by a decrease of $31.7 million in third-party payment processing fees paid associated with in-app purchases.
Cost of revenue in the nine months ended September 30, 2022 increased by $163.7 million, or 23%, compared to the same period in the prior year. The increase in the nine months ended September 30, 2022 was primarily due to an increase of $95.5 million in expenses associated with operating our network infrastructure driven by the growth in our operations, an increase of $105.1 million in depreciation and amortization of acquired-technology driven by an increase in acquisition activity subsequent to the prior year period and impairment charges, offset by a decrease of $59.7 million in third-party payment processing fees paid associated with in-app purchases.
Sales and marketing

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing	$196,785	$285,224	(31)%	$719,014	$816,200	(12)%
Percentage of revenue	28%	39%		34%	41%
Sales and marketing expenses in the three months ended September 30, 2022 decreased by $88.4 million, or 31%, compared to the same period in the prior year primarily due to a $106.5 million decrease in user acquisition costs, offset by an increase of $10.4 million in personnel-related expenses related to an increase in stock-based compensation as a result of an increase in headcount and an increase of $9.7 million in depreciation and amortization of intangible assets driven by an increase in acquisition activity.
Sales and marketing expenses in the nine months ended September 30, 2022 decreased by $97.2 million, or 12%, compared to the same period in the prior year primarily due to a $190.0 million decrease in user acquisition costs, offset by an increase of $44.8 million in personnel-related expenses related to an increase in stock-based compensation as a result of an increase in headcount and an increase of $33.3 million in depreciation and amortization of intangible assets driven by an increase in acquisition activity.
Research and development

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$122,059	$108,523	12%	$389,417	$246,861	58%
Percentage of revenue	17%	15%		18%	12%
Research and development expenses in the three months ended September 30, 2022 increased by $13.5 million, or 12%, compared to the same period in the prior year. This increase was primarily due to an increase of $7.9 million in professional services costs related to development of new apps by third parties and an increase of $5.5 million in personnel-related expenses primarily related to an increase in stock-based compensation as a result of an increase in headcount.

Research and development expenses in the nine months ended September 30, 2022 increased by $142.6 million, or 58%, compared to the same period in the prior year. This increase was primarily due to an increase of $80.5 million in professional services costs related to development of new apps by third parties and an increase of $58.2 million in personnel-related expenses primarily related to an increase in stock-based compensation as a result of an increase in headcount.
General and administrative

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$44,000	$34,104	29%	$144,988	$122,116	19%
Percentage of revenue	6%	5%		7%	6%
General and administrative expenses in the three months ended September 30, 2022 increased by $9.9 million, or 29%, compared to the same period in the prior year. This increase was primarily due to an increase of $3.8 million in professional services costs primarily associated with acquisition-related costs and audit, tax and legal support and an increase of $3.6 million in payroll and related costs as a result of an increase in headcount.
General and administrative expenses in the nine months ended September 30, 2022 increased by $22.9 million, or 19%, compared to the same period in the prior year. This increase was primarily due to an increase of $12.7 million in acquisition-related stamp duty taxes.
Interest expense and loss on settlement of debt

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(48,627)	$(18,756)	159%	$(117,141)	$(72,796)	61%
Percentage of revenue	(7)%	(3)%		(6)%	(4)%
In the three months ended September 30, 2022, interest expense and loss on settlement of debt increased by $29.9 million, or 159%, compared to the same period in the prior year. This increase was primarily due to an increase of $29.1 million in interest expense related to an increase in LIBOR during the period.
In the nine months ended September 30, 2022, interest expense and loss on settlement of debt increased by $44.3 million, or 61%, compared to the same period in the prior year. This increase was primary due to an increase of $57.9 million in interest expense related to an increase in the term loan balance and increase in LIBOR during the period, partially offset by a loss on the settlement of term loans of $16.9 million during the prior year period.

Other income (expense), net

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Other income (expense), net	$969	$(9,217)	111%	$3,501	$(997)	*
Percentage of revenue	—%	(1)%		—%	—%
_________________
*Percentage not meaningful
In the three months ended September 30, 2022, other income (expense), net increased by $10.2 million, or 111%, compared to the same period in the prior year. The increase was primarily due to a write-off of an investment in non-marketable securities of $10.0 million in the prior year period, partially offset by an increase in foreign exchange losses of $3.5 million.
In the nine months ended September 30, 2022, other income (expense), net increased by $4.5 million compared to the same period in the prior year. The increase was primarily due to an increase in interest earned of $6.2 million, a fair value remeasurement gain of $7.6 million related to term loan embedded derivatives in the prior year period, $3.4 million in debt issuance costs in the prior year period, a write-off of an investment in non-marketable securities of $10.0 million in the prior year period, and partially offset by foreign exchange losses of $7.1 million.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		2021 to 2022 % Change	Nine Months Ended September 30,		2021 to 2022 % Change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for (benefit from) Income Taxes	$(22,053)	$16,933	*	$(25,570)	$13,767	*
Percentage of revenue	(3)%	2%		(1)%	1%
_________________
*Percentage not meaningful
In the three months ended September 30, 2022, benefit from income taxes increased by $39.0 million compared to the same period in the prior year. The increase in tax benefit was driven by increases in tax benefit of $36.9 million due to stock-based compensation expense, $34.9 million due to global intangible low-taxed income, $24.3 million due to foreign tax rate differential, $16.3 million due to valuation allowance, and $9.3 million due to higher pre-tax loss, partially offset by decreases of tax benefit of $67.7 million due to foreign derived intangible income deduction, $15.8 million due to research and development credit, and $5.2 million due to foreign income inclusion.
In the nine months ended September 30, 2022, benefit from income taxes increased by $39.3 million compared to the same period in the prior year. The increase in tax benefit was driven by increases in tax benefit of $38.2 million due to higher pre-tax loss, $25.2 million due to foreign tax rate differential, $11.5 million due to foreign derived intangible income deduction, and $4.8 million due to research and development credit, partially offset by decreases in tax benefit of $15.0 million due to valuation allowance, $13.7 million due to global intangible low-taxed income, $10.4 million due to non-deductible stock-based compensation expense, and $5.7 million due to foreign income inclusion.

Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		2021 to 2022 % change	Nine Months Ended September 30,		2021 to 2022 % change
	2022	2021		2022	2021
	(in thousands, except percentages)			(in thousands, except percentages)
Software Platform Adjusted EBITDA	190,256	130,663	46%	622,555	281,904	121%
Apps Adjusted EBITDA	67,381	60,033	12%	181,055	223,586	(19)%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The $59.6 million, or 46%, increase in Software Platform Adjusted EBITDA for the three months ended September 30, 2022 was primarily driven by an increase in Software Platform revenue of $113.3 million, partially offset by an increase of $30.6 million in expenses associated with our network infrastructure and an increase of $14.6 million in personnel-related expenses related to an increase in headcount primarily due to the acquisitions of Adjust and Wurl.
The $7.3 million, or 12%, increase in Apps Adjusted EBITDA for the three months ended September 30, 2022 was primarily driven by a $106.4 million decrease in user acquisition costs and a decrease of $31.7 million in third-party payment processing fees paid associated with in-app purchases, partially offset by a decrease in Apps Revenue of $127.1 million.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The $340.7 million, or 121%, increase in Software Platform Adjusted EBITDA for the nine months ended September 30, was primarily driven by an increase in Software Platform revenue of $315.6 million, partially offset by an increase of $93.5 million in expenses associated with our network infrastructure and an increase of $61.2 million in personnel-related expenses related to an increase in headcount primarily due to the acquisitions of Adjust and Wurl. In addition, Software Platform Adjusted EBITDA for the nine months ended September 30, has been adjusted to exclude one-time publisher bonuses of $209.6 million for the nine months ended September 30, 2022.
The $42.5 million, or 19%, decrease in Apps Adjusted EBITDA for the nine months ended September 30, was primarily driven by a decrease in Apps Revenue of $200.5 million and a $81.0 million increase in professional services costs related to development of new apps by third parties, partially offset by a $190.0 million decrease in user acquisition costs, and a $59.7 million decrease in third-party payment processing fees paid associated with in-app purchases.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our capital stock and borrowings made under our Credit Agreement, as defined below. As of September 30, 2022, we had cash and cash equivalents of $943.5 million.
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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$249,574	$276,836
Net cash used in investing activities	$(1,393,754)	$(1,206,252)
Net cash provided by (used in) financing activities	$(471,437)	$1,662,607
Operating Activities
Net cash provided by operating activities was $249.6 million for the nine months ended September 30, 2022, primarily consisting of $113.4 million of net loss, adjusted for certain non-cash items, which included $445.5 million of amortization, depreciation, and write-offs, $143.9 million of stock-based compensation expense, $13.7 million of change in operating right of use asset, $9.7 million of amortization of debt issuance costs and discount, and $2.3 million of net unrealized losses on fair value remeasurements, partially offset by a net increase in operating assets and liabilities of $252.0 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses, and other current assets and decreases in accounts payable, operating lease liabilities and deferred revenue, and accrued and other liabilities.
Net cash provided by operating activities was $276.8 million for the nine months ended September 30, 2021, primarily consisting of $3.9 million of net loss, adjusted for certain non-cash items, which included $315.4 million of amortization, depreciation, and write-offs, $91.8 million of stock-based compensation expense, $16.9 million of loss on settlement of debt, $9.3 million of net unrealized gains on fair value remeasurements, $18.2 million of change in operating right of use asset, and $9.0 million of amortization of debt issuance costs and discount, partially offset by a net increase in the operating assets and liabilities of $164.7 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets, and a decrease in operating lease liabilities partially offset by higher accounts payable.
Investing Activities
Net cash used in investing activities was $1.4 billion for the nine months ended September 30, 2022, primarily consisting of $1.3 billion related to acquisitions, $56.5 million in purchases of non-marketable investments and other, partially offset by $3.7 million in proceeds from other investing activity.
Net cash used in investing activities was $1.2 billion for the nine months ended September 30, 2021, primarily consisting of $1.2 billion related to acquisitions and $15.0 million in purchases of non-marketable investments and other, partially offset by $11.4 million in proceeds from other investing activity.
Financing Activities
Net cash used in financing activities was $471.4 million for the nine months ended September 30, 2022, primarily consisting of repurchases of stock under the repurchase program of $338.9 million, payments for deferred acquisition costs of $105.0 million, payments for finance leases of $18.1 million, repayments of debt principal of $17.5 million, and payments for license asset obligations of $17.4 million, partially offset by $21.7 million proceeds from exercise of stock options.
Net cash provided by financing activities was $1.7 billion for the nine months ended September 30, 2021, primarily consisting of $1.7 billion of proceeds from issuance of common stock in initial public offering, net of issuance costs as adjusted for cost reimbursement, $844.7 million of proceeds from debt issuance, and $25.5 million of proceeds from exercise of stock awards, partially offset by payments of debt principal of $711.5 million, deferred acquisition costs of $231.7 million, and finance leases of $9.7 million.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. As of September 30, 2022, our total outstanding indebtedness under the Credit Agreement was $3.25 billion, consisting of outstanding term loans.

Contractual Obligations
In April 2022, we completed our acquisition of Wurl, Inc. ("Wurl"), a software platform company in the Connected TV market. A portion of the $378.2 million total purchase price consisted of a deferred payment of $21.8 million representing the present value of an indemnity holdback amount of $22.7 million, less any eligible claims against Wurl paid by AppLovin, to be paid in October 2023, 18-months following the closing of the transaction. Eligible claims charged against the deferred payment were not material for the nine months ended September 30, 2022.
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
In the nine months ended September 30, we invested or committed to invest in certain private equity funds. As of September 30, 2022 these unfunded commitments were $36.1 million.
As of September 30, 2022, our non-cancelable minimum purchase commitments primarily consisted of certain cloud service arrangements. In May 2022, we amended these agreements to increase the aggregate spend commitment from $300.0 million to $550.0 million through May 2025. As of September 30, 2022, we have paid $44.8 million towards this commitment.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K filed with the SEC.
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
Interest Rate Fluctuation Risk
As of September 30, 2022, we had unrestricted cash and cash equivalents of $0.94 billion. A hypothetical 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of September 30, 2022, we had a debt balance of $3.25 billion. A hypothetical 100 basis point change in interest rates as of September 30, 2022 would not have a material impact on our results of operations for the three months ended September 30, 2022.
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
•risks related to the expansion and diversification of our operations, possibly through future strategic acquisitions and partnerships;
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
•our launch of an NFT marketplace;
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
•our ability to improve the effectiveness and predictability of our advertising and maintain and improve our machine-learning ("ML") engine AXON;
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
The mobile app ecosystem is prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Core Technologies, Software Platform, Apps, and other offerings involve the collection, storage, processing, and transmission of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees and clients or other third parties. We also store and implement measures designed to secure the source code for our Core Technologies, Software Platform and Apps as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information, content, or payment information from users, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other misuse of such data, or unavailability of data or of our Core Technologies, Software Platform, Apps, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation, or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Computer malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the mobile app ecosystem. Some of these have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Core Technologies, Software Platform, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our internal systems and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our Core Technologies, Software Platform, Apps, or other offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities, or breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our Core Technologies, Software Platform or Apps and otherwise harm our reputation and market position.

In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements, may receive or store information provided by us or by our users through mobile or web apps or other means. These third parties may misappropriate our information and engage in unauthorized use of it. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data or our users’ data may be lost, destroyed, or improperly accessed, modified, disclosed, or otherwise misused. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures, and we may face claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Core Technologies, Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, as a result of the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others since Russia’s invasion of Ukraine.
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
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we anticipate that we will discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, the scale of activity on our Core Technologies and Software Platform, challenges related to our personnel working remotely, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use or other processing of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline or instances of spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.

We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, a number of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and our agreements with certain customers or partners may require us to notify them in the event of a security breach. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices. Such actual or perceived incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. We are seeing an increase in inquiries from our partners regarding audit certifications, such as SOC 2, Type II or ISO 27001, which we have not yet achieved. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
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
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard (expected to be acquired by Microsoft), Tencent, and Take-Two Interactive, as well as other public and private companies. Many of these companies are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s recently introduced games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
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

Recently, we have experienced the impacts of the macroeconomic deterioration as advertisers have been more closely managing budgets and reducing overall spend, which has resulted in slowed growth for our Software Platform. Uncertain economic conditions may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our Apps, changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies in the past, and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, we acquired PeopleFun, Inc. in the first quarter of 2018, MAX Advertising Systems, Inc. in the third quarter of 2018, SafeDK Mobile Ltd. in July 2019, Machine Zone, Inc. ("Machine Zone") in May 2020, Adjust in April 2021, the MoPub business in January 2022 and Wurl, Inc. in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments may increase. For instance, our acquisitions of Machine Zone, Adjust, the MoPub business, and Wurl were our largest acquisitions to date. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than the Machine Zone, Adjust, MoPub, and Wurl acquisitions.
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
We plan to continue to consider opportunities to expand and diversify our operations through strategic acquisitions and partnerships. We face a number of risks related to strategic transactions we may pursue.
We will continue to consider opportunities to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Machine Zone, Adjust, the MoPub business, and Wurl.
In addition, in August 2022, we submitted a non-binding proposal to combine with Unity. While we ultimately withdrew our proposal, the proposal involved significant management attention and our stock price fluctuated based on developments during the pendency and withdrawal of the proposal.
We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, including our ability to identify suitable targets, increasing competition from other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees or publisher bonuses. Further, completing larger acquisitions or other strategic transactions can involve significantly more risk in that such transactions involve complicated integrations and require significant management attention to complete, and these large strategic transactions could introduce additional exposure to regulatory and compliance risk. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, or if such acquisitions lead to heightened regulatory or compliance risk, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.

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
We are currently undertaking a strategic review of our Apps portfolio and its cost structure, focusing on identifying those assets which contribute value and how best to optimize each of those asset’s contribution to our overall financial performance. This review has and may continue to result in the divestiture of certain studios or other assets, or other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved App segment Adjusted EBITDA margin, but also contributed to a decline in MAPs. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review. Further, we may not be able to successfully execute the desired changes. During the pendency of this review or any transaction that may occur as a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If we are unable to successfully complete our strategic review or we are unable to complete the proposed outcomes of this review or they do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
Our portfolio review is ongoing, and we continue to carefully consider the full range of options for maximizing value to our shareholders, including a separation of certain of our Apps businesses, potential transactions with third parties and other strategic and financial alternatives. There can be no assurance that the portfolio review will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction. As of the date of this filing, there is no defined timetable for completion of the portfolio review, and we can provide no assurance that any transaction or other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition.

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
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. The IDFA and transparency changes may require us to engage in significant changes to our data collection practices, which may require our expenditure of substantial costs and resources, and to the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced its Privacy Sandbox initiative for Android, expecting to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices by the third quarter of 2023. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations.
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
•retain and motivate talented and experienced developers and other key personnel from such acquisitions and investments; and
•manage our strategic review of our Apps portfolio, including actions we may take that reduce Apps revenue in order to seek higher margins and the effects of the review on morale and personnel.

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
The size of our user base and the level of user engagement with our Apps are critical to our success. Our results of operations have been and will continue to be significantly determined by our success in acquiring and engaging App users. We expect that the number of our App users may fluctuate or decline as a result of apps divestitures or other actions we take in connection with our review of our Apps portfolio, or in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates or where the macro economic conditions have been negatively impacted. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has contributed to a decline in MAPs. In addition, if people do not perceive our Apps as useful or entertaining, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement, which could harm our revenue. A number of mobile apps that achieved early popularity have since seen their user bases or user engagement levels decline. There is no guarantee that we will not experience a similar erosion of our App users or user engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different Apps. Any number of factors can adversely affect user growth and engagement, including if:
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
Additionally, we expect it will become increasingly difficult and more expensive for us to acquire users for our Apps for a variety of reasons, including the increasingly competitive nature of the mobile app ecosystem and the significant amount of time and attention users are dedicating to competing entertainment options. Further, we believe that the changes that Apple has implemented during the last several years to its platform, particularly the removal of the Top Grossing rankings and decreasing the prominence of the Top Free rankings as well as transparency and IDFA changes, may adversely affect the number of organic downloads of our Apps. If our competitors increase their user acquisition spending, we could experience higher costs per an install for our Apps, which would adversely affect our revenue and margins. Furthermore, our spending on user acquisition is based on certain assumptions about their projected behavior, particularly for new Apps for which we do not have similar Apps in our portfolio to aid us in our modeling efforts. If we are unable to grow our user base and increase our user engagement levels, or unable to do so cost effectively, our business, financial condition, and results of operations could be adversely affected.

Our revenue has been concentrated in various ways and the loss of, or a significant reduction in, any such revenue source, or our failure to successfully expand and diversify our revenue sources could adversely affect our business, financial condition, and results of operations.
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 350 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the nine months ended September 30, 2022, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 20% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. For example, in the three months ended September 30, 2022, our Consumer Revenue decreased, primarily due to decreases in revenue from Project Makeover and Matchington Mansion, and continued declines in these Apps may significantly impact of Apps segment. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
More generally, we face concentration risk in that our Software Platform and Apps operate in the mobile app ecosystem and specifically mobile gaming. As such, our business depends, in part, on the continued health and growth of these app ecosystems, which have been adversely affected in recent periods by global macroeconomic conditions. Further, a significant amount of our total revenue is derived through a limited number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook. Because Facebook and Google are also significant partners of Adjust, a deterioration in our or Adjust’s relationship with such companies would have a greater impact on our business, financial condition, and results of operations. If any of these concentrated portions of our revenue are harmed or are lost, our business, financial condition, and results of operations could be adversely affected.
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
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence. Additionally, our future growth may include expansion into additional features for mobile apps, other mobile app sectors, connected TV markets, blockchain-related markets or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our recently acquired Wurl connected TV, or CTV, business which provides content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. There can be no assurance that the evolution of CTV and its content and services will continue to grow or that we can successfully navigate any shifts in consumer demand in this market.
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
Although we have been profitable on a GAAP basis and had positive cash flow from operations in certain prior periods, we may not always achieve sufficient revenue or manage our expenses in order to achieve positive cash flow from operations or profitability in any given period. Our operating expenses may continue to rise over the long term as we implement additional initiatives designed to increase revenue, potentially including: developing our Core Technologies, Software Platform and technology stack, launching Apps, strategic acquisitions and partnerships, business client and user acquisition spending, international expansion, hiring additional employees, and taking other steps to strengthen and grow our company. We are likely to recognize costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. We also anticipate that the costs of acquiring new clients and mobile app users, and otherwise marketing our Software Platform and Apps, will continue to rise. Further, we may continue to incur significant costs in connection with strategic acquisitions and partnerships, which costs may increase or become more concentrated to the extent we enter into larger transactions. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all, and which may be dilutive to our stockholders. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses in the future and may not be able to maintain positive cash flow from operations or profitability.
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
In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to the COVID-19 pandemic, and future government intervention remains uncertain. A weakened global economy has negatively impacted and may continue to negatively impact our business partners as well as our users’ in-app purchasing decisions and users’ buying decisions across the globe generally, which could adversely affect advertiser activity. We may experience heightened levels of variability in the pricing of advertising both in terms of user acquisition and as it relates to our Software Platform and Apps. If these conditions result in significant decreased pricing of advertising, the revenue we make from our Software Platform and advertisers paying to display advertisements in our Apps could be adversely affected, particularly if the levels of user engagement in our Apps are not sufficient to offset these declines, and we may experience increased pressure on our overall margins. If we are not able to respond to and manage the direct and indirect impact of the COVID-19 pandemic on our business, then our business, financial condition, and results of operations could be adversely affected.

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
We recently launched an NFT (non-fungible token) marketplace which may expose us to legal, regulatory, and other risks that could adversely affect our business, financial condition, and results of operations.
Through our OpenVessel Technologies subsidiary, we launched a blockchain-based NFT marketplace that enables mobile game developers to integrate non-fungible tokens (NFTs) into games to drive engagement and revenue. Blockchain technology and NFTs are relatively new and emerging technologies. The regulatory, commercial, and legal framework governing blockchain technologies and NFTs is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, money transmission, sanctions, and currency, commodity, and securities law compliance. It is difficult to predict how the legal and regulatory framework around blockchain technologies and NFTs will develop and how such developments will impact our business and our NFT marketplace. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with other jurisdictions.
The launch of our NFT marketplace also subjects us to risks similar to those associated with any new product offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch the NFT marketplace, creator and buyer acceptance, technical issues with the operation of an NFT marketplace, reputational risk relating to the use of NFTs more broadly, and other legal and regulatory risks.
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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. In June 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. In October 2022, however, the United Kingdom announced its plans to depart from the GDPR and implement its own framework. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these additional requirements that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. The decision foresees an 18-month grace period for companies to adopt the new SCCs, subject to obligations to use the SCCs for new contracts and data processing operations as of September 27, 2021 and by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom on February 2, 2022 that became effective March 21, 2022 and are required to be used for new contractual arrangements as of September 21, 2022, and must replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities recently indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework. In October 2022, the U.S. issued an executive order in furtherance of this framework, which will be followed by an adequacy assessment by the EU Commission in the coming months. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law ("LGPD"). In August 2021, China passed a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.

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
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, with implementing regulations taking effect August 14, 2020, and which created new privacy rights for users residing in the state, including a private right of action for data breaches. The California Privacy Rights Act (CPRA) was approved by California voters in November 2020, goes into effect on January 1, 2023, and will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states are following California's lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. For example, Nevada, Virginia, Colorado, Utah, and Connecticut have similarly enacted comprehensive privacy laws - The Nevada Privacy Law taking effect October 1, 2019, the Consumer Data Protection Act taking effect on January 1, 2023, the Colorado Privacy Act taking effect on July 1, 2023, the Utah Consumer Privacy Act taking effect on December 31, 2023, and Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring taking effect on July 1, 2023, respectively - all of which emulate the CCPA and CPRA in many respects. Broad federal privacy legislation has also been proposed. Our efforts to comply with the GDPR, CCPA, COPPA, and similar legal requirements, such as Brazil's LGPD and China's PIPL, has required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.
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
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the shipment of most technologies to embargoed jurisdictions or sanctioned parties without the required export authorizations. These laws, regulations, and sanctions are rapidly evolving and may be in conflict across international jurisdictions, leading to uncertainty and difficulty in achieving full compliance. Should we violate such existing or similar future sanctions or regulations, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export license or other authorization for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Further, beginning in 2022, the 2017 Tax Act requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not deferred, repealed, or otherwise modified, our cash tax liability may increase at some point. Recently, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. Finally, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. As of September 30, 2022, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.25 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2022, the Voting Agreement Parties collectively held approximately 84% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
The market price of our Class A common stock has, and may continue to, fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;
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
•new laws, regulations or app store policies or new interpretations of existing laws, regulations or app store policies applicable to our business;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2022, we issued 57,343 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31	2,615	$32.88	2,399	$411
August 1 - 31	86	$5.05	—	$411
September 1 - 30	—	$—	—	$411
Total	2,701		2,399
(1) The periods of July 1 – 31 and August 1 – 31 include 215,625 and 85,938 of repurchases of unvested Class A common stock previously issued upon early exercise of unvested stock options that were repurchased by the Company from former employees upon their termination in accordance with the terms of their stock option agreements. The remainder were repurchased under the repurchase program described in footnote 3 below.
(2) With respect to the repurchased unvested Class A common stock previously issued upon early exercise of stock options, the Company purchased the shares from former employees at the respective original exercise prices. Average price paid per share also includes costs associated with the repurchases under our repurchase program.
(3) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: November 10, 2022	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)