Form 10-Q
period 2023-03-31
AppLovin Corp
filed 2023-05-10
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2023, the number of shares of the registrant’s Class A common stock outstanding was 293,315,143 and the number of shares of the registrant’s Class B common stock outstanding was 71,162,622.

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
•our expectations regarding the macroeconomic environment, including rising inflation and interest rates, uncertainty in the global banking and financial services markets, and the war in Ukraine;
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,245,893	$1,080,484
Accounts receivable, net	637,605	702,814
Prepaid expenses and other current assets	164,859	155,785
Total current assets	2,048,357	1,939,083
Property and equipment, net	118,572	78,543
Operating lease right-of-use assets	59,982	60,379
Goodwill	1,833,699	1,823,755
Intangible assets, net	1,574,547	1,677,660
Other assets	280,683	268,426
Total assets	$5,915,840	$5,847,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$282,948	$273,196
Accrued liabilities	165,584	147,801
Licensed asset obligation	14,993	15,254
Short-term debt	33,310	33,310
Deferred revenue	66,898	64,018
Operating lease liabilities	14,119	14,334
Deferred acquisition costs, current	41,718	31,045
Total current liabilities	619,570	578,958
Long-term debt	3,172,563	3,178,412
Operating lease liabilities, non-current	53,948	54,153
Licensed asset obligation, non-current	12,062	26,970
Other non-current liabilities	159,117	106,676
Total liabilities	4,017,260	3,945,169
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 371,256,232 (Class A 300,093,610 and Class B 71,162,622) and 373,873,683 (Class A 302,711,061 and Class B 71,162,622) shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	3,146,163	3,155,748
Accumulated other comprehensive loss	(73,376)	(83,382)
Accumulated deficit	(1,174,218)	(1,169,700)
Total stockholders’ equity	1,898,580	1,902,677
Total liabilities and stockholders’ equity	$5,915,840	$5,847,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$715,405	$625,421
Costs and expenses:
Cost of revenue	261,960	281,780
Sales and marketing	202,976	290,133
Research and development	144,851	126,250
General and administrative	44,571	55,245
Total costs and expenses	654,358	753,408
Income (loss) from operations	61,047	(127,987)
Other income (expense):
Interest expense	(74,511)	(32,009)
Interest income and other, net	10,111	2,014
Total other expense, net	(64,400)	(29,995)
Loss before income taxes	(3,353)	(157,982)
Provision for (benefit from) income taxes	1,165	(42,684)
Net loss	(4,518)	(115,298)
Less: Net loss attributable to noncontrolling interest	—	(41)
Net loss attributable to AppLovin	$(4,518)	$(115,257)
Net loss per share attributable to AppLovin common stockholders—Basic and diluted	$(0.01)	$(0.31)
Weighted average common shares used to compute net loss per share attributable to AppLovin common stockholders —Basic and diluted	373,160,029	371,967,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,518)	$(115,298)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	10,006	(13,532)
Total other comprehensive income (loss), net of tax	10,006	(13,532)
Comprehensive income (loss) including noncontrolling interest	5,488	(128,830)
Less: Comprehensive loss attributable to noncontrolling interest	—	(41)
Comprehensive income (loss) attributable to AppLovin	$5,488	$(128,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Par Value
Balance as of December 31, 2022		373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	—	4,061,015	—	2,974	—	—	2,974
Shares withheld related to net share settlement	—	(1,281,849)	—	(19,167)	—	—	(19,167)
Repurchase of Class A common stock	—	(5,396,617)	—	(76,358)	—	—	(76,358)
Stock-based compensation	—	—	—	82,966	—	—	82,966
Total other comprehensive income, net of tax	—	—	—	—	10,006	—	10,006
Net loss	—	—	—	—	—	(4,518)	(4,518)
Balance as of March 31, 2023	$—	371,256,232	$11	$3,146,163	$(73,376)	$(1,174,218)	$1,898,580

The accompanying notes are an integral part of these condensed consolidated financial statements

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Par Value
Balance as of December 31, 2021	$201	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	1,179,554	—	6,541	—	—	6,541
Shares withheld related to net share settlement	—	(89,319)	—	(4,227)	—	—	(4,227)
Repurchase of Class A common stock	—	(893,556)	—	(43,697)	—	—	(43,697)
Stock-based compensation	—	—	—	44,377	—	—	44,377
Total other comprehensive loss, net of tax	—	—	—	—	(13,532)	—	(13,532)
Net loss	(41)	—	—	—	—	(115,257)	(115,257)
Balance as of March 31, 2022	$160	375,286,039	$11	$3,163,481	$(58,986)	$(1,092,211)	$2,012,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(4,518)	$(115,298)
Adjustments to reconcile net loss to operating activities:
Amortization, depreciation and write-offs	128,208	128,989
Amortization of debt issuance costs and discount	3,250	3,246
Stock-based compensation	82,966	44,640
Change in operating right-of-use asset	3,460	5,751
Other	2,429	500
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	65,614	(170,250)
Prepaid expenses and other current assets	(16,413)	(54,461)
Other assets	(1,136)	1,098
Accounts payable	9,722	111,604
Operating lease liabilities	(3,487)	(6,046)
Accrued and other liabilities	15,994	21,138
Deferred revenue	2,573	(2,630)
Net cash provided by (used in) operating activities	288,662	(31,719)
Investing Activities
Purchase of property and equipment	(70)	(285)
Acquisitions, net of cash acquired	(2,194)	(1,045,816)
Purchase of non-marketable equity securities	(16,834)	(14,146)
Capitalized software development costs	(2,127)	(1,658)
Proceeds from sale of assets	8,250	2,162
Net cash used in investing activities	(12,975)	(1,059,743)
Financing Activities
Principal repayments of debt	(8,327)	(4,577)
Principal payments on finance leases	(5,447)	(6,176)
Payment of withholding taxes related to net share settlement of restricted stock units	(19,167)	—
Proceeds from exercise of stock options	2,906	8,110
Payments of deferred acquisition costs	(1,229)	(1,710)
Payments of licensed asset obligation	(15,254)	(17,374)
Repurchases of stock	(64,897)	(43,697)
Net cash used in financing activities	(111,415)	(65,424)
Effect of foreign exchange rate on cash and cash equivalents	1,137	(362)
Net increase (decrease) in cash and cash equivalents	165,409	(1,157,248)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	1,080,484	2,570,504
Cash and cash equivalents at end of the period	$1,245,893	$1,413,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental non-cash investing and financing activities disclosures:
Acquisitions not yet paid	$12,969	$28,995
Right-of-use assets acquired under finance leases	$45,318	$8,703
Right-of-use assets acquired under operating leases	$2,968	$—
Repurchases of common stock included in accrued liabilities	$11,461	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,006	$28,865
Cash paid for income taxes, net of refunds	$1,816	$4,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
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
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia, and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three months ended March 31, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period.
Basis of Consolidation
The Company's condensed consolidated financial statements include accounts and operations of the Company and the entities in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in variable interest entities ("VIE"), through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE when the Company is not deemed the primary beneficiary. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions, both historical and forward-looking, that are believed to be reasonable. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, expected period of consumption of virtual goods, expected life of paying users, income and indirect taxes, contingent liabilities, evaluation of recoverability of intangible assets and long-lived assets, goodwill impairment, and fair value of derivatives and other financial instruments. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.

Recent Accounting Pronouncements (Issued and Adopted)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. The Company adopted this ASU on January 1, 2023 with no material impact on its condensed consolidated financial statements.
2. Revenue
Revenue from Contracts with Customers
The Company generates Software Platform and Apps revenue. Software Platform revenue is generated primarily from fees collected from advertisers and advertising networks who use the Software Platform. Apps revenue consists of in-app purchase ("IAP") revenue generated from in-app purchases made by users within the Company’s apps (“Apps”), and in-app advertising ("IAA") revenue generated from advertisers that purchase ad inventory from Apps.
Software Platform Revenue
The vast majority of the Software Platform Revenue is generated through AppDiscovery and MAX, which provide the technology to match advertisers and owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The terms for all mobile advertising arrangements are governed by the Company’s terms and conditions and generally stipulate payment terms of 30 days subsequent to the end of the month. Substantially all of the Company's contracts with customers are fully cancellable at any time or upon short notice.
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
Software Platform Revenue also includes revenue generated by the Company's mobile application tracking and attribution solutions that is recognized ratably over the subscription period, generally up to twelve months.
Apps Revenue
In-app Purchase Revenue
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
Users make IAPs through the Company’s distribution partners. The transaction price is equal to the gross amount charged to users because the Company is the principal in the transaction. IAP fees are non-refundable. Such payments are initially recorded as deferred revenue. The Company categorizes its virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action in gameplay; accordingly, the Company recognizes revenue from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the user over an extended period of time; accordingly, the Company recognizes revenue from the sale of durable virtual goods ratably over the period of time the goods are available to the user, which is generally the estimated average user life (“EAUL”).

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
The Company determines the EAUL on a quarterly basis and applies such calculated EAUL to all bookings in the respective quarter. Determining the EAUL is subjective and requires management’s judgment. Future playing patterns may differ from historical playing patterns, and therefore the EAUL may change in the future. The EAULs are generally between five and nine months.
In-App Advertising Revenue
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
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended March 31,
	2023	2022
Software Platform Revenue	$354,758	$118,840
In-App Purchase Revenue	251,328	339,472
In-App Advertising Revenue	109,319	167,109
Total Apps Revenue	360,647	506,581
Total Revenue	$715,405	$625,421
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$439,319	$380,567
Rest of the World	276,086	244,854
Total Revenue	$715,405	$625,421
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of the satisfaction of performance obligations. During the three months ended March 31, 2023 and 2022, the Company recognized $47.6 million and $55.8 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.
Unsatisfied Performance Obligations
Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
Publisher Bonuses
In the first quarter of 2022, the Company paid or promised to pay a total of $209.6 million in bonuses to publishers consisting primarily of non-recurring bonuses to migrate publishers to MAX, the Company's in-app mediation platform. The Company accounted for such publisher bonuses as a reduction to revenue since the publishers receiving such bonuses are also customers of the Company.

3. Financial Instruments and Fair Value Measurements
The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

			As of March 31, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds(1)	Cash and cash equivalents	$910,521	$910,521	$—	$—
Interest rate swaps	Prepaid expenses and other current assets	$12,033	$—	$12,033	$—
Total financial assets		$922,554	$910,521	$12,033	$—
Financial Liabilities:
Interest rate swaps	Other non-current liabilities	$10,947	$—	$10,947	$—

			As of December 31, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds(1)	Cash and cash equivalents	$604,399	$604,399	$—	$—
Interest rate swaps	Prepaid expenses and other current assets	$7,319	$—	$7,319	$—
Total financial assets		$611,718	$604,399	$7,319	$—

(1) Includes balances in money market deposit accounts of $780.2 million and $524.2 million as of March 31, 2023 and December 31, 2022, respectively.
Derivatives Not Designated as Hedging Instruments
In October 2022 and March 2023, the Company entered into multiple pay-fixed receive-variable interest rate swaps as part of its interest rate risk management strategy in connection with the term loans under certain credit agreement, which was originally entered in August 2018 and has been amended multiple times. As of March 31, 2023, the aggregate notional amount of the interest rate swaps matches the principal balance of the Company's outstanding term loans. The Company elected to not designate the interest rate swaps as hedging instruments for accounting purposes and recorded both realized and unrealized gains and losses associated with the interest rate swaps immediately through earnings in interest expense in the Company's condensed consolidated statement of operations. The fair value of the interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of the interest rate swaps. The Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. During the three months ended March 31, 2023, the Company recorded a net unrealized loss of $6.2 million and net realized gain of $0.6 million.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $50.7 million and $32.3 million as of March 31, 2023 and December 31, 2022, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $50.7 million and the unfunded commitments of $33.4 million as of March 31, 2023.
During the three months ended March 31, 2023, the Company made additional capital contributions of $16.8 million into these investments. The unrealized gains related to these investments were not material for the three months ended March 31, 2023 and 2022.

Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
In the second quarter of 2022, the Company purchased certain non-marketable equity securities for total proceeds of $38.0 million. Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within interest income and other, net in the Company's condensed consolidated statement of operations. During the three months ended March 31, 2023, the Company recorded an impairment charge of $5.0 million related to one of these investments. As of March 31, 2023, the carrying amount of these investments was $33.0 million, which was included in other assets in the Company’s condensed consolidated balance sheets.
4. Commitments and Contingencies
Commitments
As of March 31, 2023, the Company's non-cancelable minimum purchase commitments consisted primarily of a certain arrangement related to cloud platform services. In May 2022, the Company entered into a new order form under an existing master agreement that required the Company to purchase at least $550.0 million of cloud services through May 2025. During the three months ended March 31, 2023, the Company made payments of $54.5 million under this arrangement, with $398.4 million of this commitment unpaid as of March 31, 2023. In addition, the Company had total unfunded commitments of $33.4 million related to investments in certain private equity funds. For additional information see Note 3 – Financial Instruments and Fair Value Measurements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of March 31, 2023 and December 31, 2022, the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of March 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.

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
5. Acquisitions and Dispositions
2023 Acquisitions
During the three months ended March 31, 2023, the Company recognized total earn-out costs of $13.2 million related to asset acquisitions closed in 2021 and prior. No other acquisitions were completed during the three-month period ended March 31, 2023.
2022 Acquisitions
Business Combinations
MoPub—On January 1, 2022, the Company completed its acquisition from Twitter, Inc. of certain assets that comprised its MoPub business for a total purchase price of $1.03 billion in cash. The acquisition allowed the Company to integrate certain product features of the MoPub platform into MAX, the Company's in-app mediation platform, and migrate publishers and demand partners from the MoPub platform to MAX. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $14.4 million.
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
Contemporaneously with the signing of the asset purchase agreement, the Company entered into an agreement for Twitter, Inc. to provide certain transitional services to facilitate the migration of publishers and demand partners to MAX during a three-month transitional period following the closing of the transaction (the "TSA"). The Company accounted for the TSA as a transaction separate from the business combination since it was negotiated primarily for the benefit of the Company. During the first quarter of 2022, the Company recognized total expense of $7.0 million related to the transitional services, which was included primarily in cost of revenue in the Company's condensed consolidated statement of operations.
The Company’s condensed consolidated statement of operations for the three months ended March 31, 2022 includes revenue generated from the MoPub business during the transitional period of $44.1 million. However, due to the significant integration of the MoPub business with MAX, it was impractical to determine the impact of the acquired business on earnings.

The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and the MoPub business, as if the MoPub business had been acquired as of January 1, 2021 (in thousands):

Three Months Ended March 31, 2022

Revenue	$625,421
Net loss	(99,932)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

Three Months Ended March 31, 2022

A decrease in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$60
A decrease in expenses related to the TSA	$7,000
A decrease in expenses related to transaction costs	$12,848
An (increase) in income tax provision	$(4,564)
Asset Acquisitions
During the three months ended March 31, 2022, the Company recognized total earn-out costs of $31.7 million related to asset acquisitions closed in 2021 and prior. These earn-out costs increased the book value of the acquired mobile Apps, and are amortized over the remaining useful life of the originally acquired mobile Apps. No other asset acquisitions were completed during the three-month period ended March 31, 2022.
6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2022	$1,478,014	$345,741	$1,823,755
Goodwill acquired	—	—	—
Foreign currency translation	9,944	—	9,944
March 31, 2023	$1,487,958	$345,741	$1,833,699
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of March 31, 2023			As of December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	4.0	$1,797,299	$(921,441)	$875,858	$1,790,820	$(836,375)	$954,445
Customer relationships	9.0	517,189	(72,116)	445,073	515,084	(58,881)	456,203
User base	3.1	68,817	(39,560)	29,257	68,817	(37,122)	31,695
License asset	2.8	59,207	(20,427)	38,780	59,207	(16,901)	42,306
Developed technology	4.4	206,991	(62,683)	144,308	206,060	(53,879)	152,181
Other	5.3	56,319	(15,048)	41,271	53,933	(13,103)	40,830
Total long-lived intangible assets		2,705,822	(1,131,275)	1,574,547	2,693,921	(1,016,261)	1,677,660
Short-lived intangible assets:
Apps	0.2	46,529	(45,969)	560	45,791	(44,838)	953
Total intangible assets		$2,752,351	$(1,177,244)	$1,575,107	$2,739,712	$(1,061,099)	$1,678,613
As of March 31, 2023 and December 31, 2022, short-lived mobile Apps were included in prepaid expenses and other current assets.

The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$98,644	$104,619
Sales and marketing	16,788	16,392
Total	$115,432	$121,011
7. Equity
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, to facilitate repurchases of shares. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. Shares are retired immediately upon repurchase. During the three months ended March 31, 2023 and 2022, the Company repurchased 5,396,617 and 893,556 shares of Class A common stock for an aggregate amount, including commissions and fees, of $76.4 million and $43.7 million, respectively.
8. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan.
In March 2023, the Company’s Board of Directors (the "Board"), upon recommendation of the Compensation Committee of the Board (the "Compensation Committee"), granted to each of Adam Foroughi, the Company’s CEO and Chairperson, and Vasily Shikin, the Company’s CTO, 6,902,000 performance-based RSUs (“PSUs”), and delegated authority to Mr. Foroughi to grant up to additional 3,451,000 PSUs to non-executive employees ("Additional Participants") in consultation with the chair of the Compensation Committee under the 2021 Plan. The PSUs are divided into five equal tranches that are eligible to vest based on the achievement of certain stock price targets (see below), measured based on the minimum closing price of the Company’s Class A common stock over a consecutive 30 trading day period during the five-year performance period beginning on the date of grant, subject to the recipient’s continued employment through the applicable vesting date. In the event of a change in control of the Company during the performance period, any unvested PSUs are eligible to vest a pro-rated amount if the per share transaction price in the change in control is between two stock price targets that have not previously been achieved, subject to the recipient’s continued employment through the date immediately prior to the change in control. PSUs for Mr. Foroughi and Mr. Shikin may continue to vest for up to one year after termination of employment if certain conditions are met. As of March 31, 2023, no PSUs had been granted to Additional Participants.

The following table presents the number of PSUs that are eligible to vest based on the achievement of the respective stock price targets for each of Mr. Foroughi, Mr. Shikin and the Additional Participants (in aggregate):

	PSUs Eligible to Vest
Company Stock Price Target	Adam Foroughi	Vasily Shikin	Additional Participants (in aggregate)
$36.00	1,380,400	1,380,400	690,200
$46.75	1,380,400	1,380,400	690,200
$57.50	1,380,400	1,380,400	690,200
$68.25	1,380,400	1,380,400	690,200
$79.00	1,380,400	1,380,400	690,200
	6,902,000	6,902,000	3,451,000
The weighted-average grant date fair value of the PSUs for Mr. Foroughi and Mr. Shikin was $7.60 and $6.03 per share, respectively. The Company used a Monte Carlo simulation model to calculate the grant date fair value of the PSUs and the derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve the respective stock price target, as described above. The Monte Carlo simulation model incorporates the likelihood of achieving the stock price targets and requires the input of assumptions including the underlying stock price, expected volatility, expected term, risk-free rate and dividend yield. The Company also applied a discount for lack of marketability to the value of PSUs for employees other than the CEO as the shares issued for these awards are subject to a holding period of approximately one year.
The Company will recognize stock-based compensation expense over the derived service period of each of the five vesting tranches, ranging from 2.1 to 3.1 years, using the accelerated attribution method. If the stock price targets are met sooner than the derived service period, the Company will adjust its stock-based compensation expense to reflect the cumulative expense associated with the vested awards. Subject to continued employment of the recipients, the Company will recognize stock-based compensation expense over the derived service period, regardless of whether the stock price targets are achieved.
In March 2023, the Company also granted 4,070,469 restricted stock units ("RSUs") to certain employees under the 2021 Plan at the weighted average grant date fair value of $13.01 per RSU. These awards vest based on a service condition that becomes satisfied over generally one year.
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,316	$1,052
Sales and marketing	16,683	6,919
Research and development	49,929	20,629
General and administrative	15,038	16,040
Total	$82,966	$44,640

9. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Basic and Diluted EPS
Numerator:
Net loss attributable to AppLovin common stockholders	$(4,518)	$(115,257)
Denominator:
Weighted average common shares used to compute net loss per share attributable to AppLovin common stockholders, basic and diluted	373,160,029	371,967,881
Net loss per share attributable to AppLovin common stockholders, basic and diluted	$(0.01)	$(0.31)
The following table presents the forms of antidilutive potential common shares:

	As of March 31,
	2023	2022
Stock options exercised for promissory notes	1,399,999	2,434,999
Early exercised stock options	38,250	635,873
Unvested RSAs	—	121,158
Stock options	10,582,241	14,409,668
Unvested RSUs	16,195,182	7,628,274
ESPP	842,419	239,378
Total antidilutive potential common shares	29,058,091	25,469,350
The PSUs granted in the first quarter of 2023 were excluded from the above table because the respective stock price targets had not been met as of March 31, 2023.
10. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2023 annual effective tax rate differs from the U.S. statutory rate primarily due to stock-based compensation expense, foreign derived intangible income deduction, global intangible low-taxed income, and valuation allowance against losses which are not more likely than not to be realized.
During the three months ended March 31, 2023, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
11. Segments
The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company's two operating and reportable segments are as follows:
•Software Platform: Software Platform generates revenue primarily from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
•Apps: Apps generates revenue when a user of one of the Apps makes an in-app purchase and when an advertiser purchases the digital advertising inventory of the Company's portfolio of Apps.

The CODM evaluates the performance of each operating segment using revenue and segment adjusted EBITDA. The Company defines segment adjusted EBITDA as revenue less expenses, excluding depreciation and amortization and certain items that the Company does not believe are reflective of the operating segments’ core operations. Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities and general and administrative overhead. Revenue and expenses exclude transactions between the Company's operating segments. The CODM does not evaluate operating segments using asset information, and, accordingly, the Company does not report asset information by segment.
The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to loss before income taxes (in thousands). For comparative purposes, amounts in the prior period have been recast:

	Three Months Ended March 31,
	2023	2022
Revenue:
Software Platform	$354,758	$118,840
Apps	360,647	506,581
Total Revenue	$715,405	$625,421

Segment Adjusted EBITDA:
Software Platform	$218,694	$235,555
Apps	55,004	40,674
Total Segment Adjusted EBITDA	$273,698	$276,229

Interest expense	$(74,511)	$(32,009)
Interest income and other, net	9,771	2,417
Amortization, depreciation and write-offs	(128,208)	(128,989)
Non-operating foreign exchange gain	672	458
Stock-based compensation	(82,966)	(44,640)
Acquisition-related expense	(517)	(14,814)
Publisher bonuses	—	(209,635)
MoPub acquisition transition services	—	(6,999)
Restructuring costs	(1,292)	—
Loss before income taxes	$(3,353)	$(157,982)
12. Related Party Transactions
The Company had no material related party transactions for the three months ended March 31, 2023 and 2022.
13. Subsequent Events
From April 1, 2023 through May 8, 2023, the Company repurchased 7,684,860 shares of its Class A common stock for an aggregate amount, including commissions and fees, of $125.8 million pursuant to the Share Repurchase Program. Year-to-date through May 8th, the Company repurchased $202.2 million of its Class A common stock. As of May 8, 2023, $209.6 million of the $750.0 million authorized amount under the share repurchase program remains available.
In April 2023, Mr. Foroughi granted the remaining 3,451,000 PSUs at an estimated weighted average grant date fair value of $8.76 per share, pursuant to delegated authority from the Company's Board, to Additional Participants in consultation with the chair of our Compensation Committee. These PSUs are subject to the vesting conditions as described in Note 8 – Stock-based Compensation.
In April 2023, the Company amended the multi-year performance-based incentive plan established for certain key employees of Wurl (the “Wurl Plan”) at the time of the acquisition into a one-year plan for 2023, under which the Company may be obligated to issue up to a total of $90 million in additional shares of the Company's Class A common stock, contingent upon Wurl’s achievement of certain revenue and other performance targets and the continued employment of the key employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Our mission is to help companies grow their apps and accelerate their business. Our full stack software solutions provide advanced tools for mobile app developers to grow their businesses by automating and optimizing the marketing and monetization of their apps. We also operate a portfolio of owned mobile apps and accelerated our market penetration through an active acquisition and partnership strategy. Our scaled business model sits at the nexus of the mobile app ecosystem, which creates a durable competitive advantage that has fueled our clients’ success and our strong growth.
Since our founding in 2011, we have been focused on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the mobile app ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these developer challenges led to the development of our infrastructure and software—AppLovin Core Technologies and AppLovin Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by launching AppLovin Apps in 2018. Our Apps now consist of a globally diversified portfolio of over 300 free-to-play mobile games across five genres, run by eleven studios.
For the three months ended March 31, 2023, our revenue grew 14% year-over-year, from $625.4 million in the three months ended March 31, 2022 to $715.4 million in the comparative period in 2023. We generated a net loss of $4.5 million for the three months ended March 31, 2023, and a net loss of $115.3 million in the comparative period in 2022. We generated Adjusted EBITDA of $273.7 million and $276.2 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, our net cash provided by (used in) operating activities was $288.7 million and $(31.7) million in the three months ended March 31, 2023 and 2022, respectively. We generated Free Cash Flow of $283.1 million and $(38.2) million for the three months ended March 31, 2023 and 2022, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase our Class A common stock. See the section titled “—Non-GAAP Financial Measures” for definitions of our non-GAAP financial measures and reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to these measures.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended March 31, 2023, Software Platform Revenue represented 50% of total revenue and Apps Revenue represented 50% of total revenue.
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
The CODM evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 11 to the Company's condensed consolidated financial statements.
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
Our Software Platform includes AppDiscovery, MAX, Adjust, and Wurl. Clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue from our Software Platform. Revenue is generated from our advertisers, typically on a performance basis, and shared with our advertising publishers, typically on a cost per impression model.
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
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase and when clients purchase the digital advertising inventory of our portfolio of Apps (IAA). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 70% of total Apps Revenue in the three months ended March 31, 2023.
During the three months ended March 31, 2023, we had an average of 1.8 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $46. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 300 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 30% of total Apps Revenue in the three months ended March 31, 2023.

Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 99% of our IAP Revenue during the three months ended March 31, 2023, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total IAP Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Monthly Active Payers (millions)	1.8	2.7
Average Revenue Per Monthly Active Payer	$46	$41
Our key metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate MAPs and ARPMAP are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other (income) expense, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, impairment and loss in connection with the sale of long-lived assets, loss (gain) on extinguishments of acquisition related contingent consideration, non-operating foreign exchange (gain) losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2023 and 2022, and a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in thousands. except percentages)
Revenue	$715,405	$625,421
Net loss	$(4,518)	$(115,298)
Net Margin	(0.6)%	(18.4)%
Adjusted as follows:
Interest expense	74,511	32,009
Interest income and other, net	(9,771)	(2,417)
Provision for (benefit from) income taxes	1,165	(42,684)
Amortization, depreciation and write-offs	128,208	128,989
Non-operating foreign exchange gain	(672)	(458)
Stock-based compensation	82,966	44,640
Acquisition-related expense	517	14,814
Publisher bonuses[1]	—	209,635
MoPub acquisition transition services[2]	—	6,999
Restructuring costs	1,292	—
Adjusted EBITDA	$273,698	$276,229
Adjusted EBITDA Margin	38.3%	44.2%

1 In association with the MoPub acquisition, we incurred certain costs to incentivize publishers to migrate to our MAX mediation solution including existing publishers of MoPub as well as publishers on other competitor offerings. We have not historically incurred significant publisher migration costs, nor do we currently intend to incur significant publisher migration costs in the future. As such, we have removed the impact of these costs from Adjusted EBITDA.
2 Reflects one-time transition services provided by Twitter to AppLovin.

Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and principal payments on finance leases. We use Free Cash Flow to help manage the health of our business, prepare budgets and for capital allocation purposes. We believe Free Cash Flow provides useful supplemental information to help investors understand underlying trends in our business and our liquidity. Free cash flow has certain limitations, including that it does not reflect our future contractual commitments. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish Free Cash Flow or similar metrics. Thus, our Free Cash Flow should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
The following table provides our Free Cash Flow for the three months ended March 31, 2023 and March 31, 2022 and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$288,662	$(31,719)
Less:
Purchase of property and equipment	(70)	(285)
Principal payments on finance leases	(5,447)	(6,176)
Free Cash Flow	$283,145	$(38,180)
Net cash used in investing activities	$(12,975)	$(1,059,743)
Net cash used in financing activities	$(111,415)	$(65,424)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Core Technologies and Software Platform to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our machine learning engine AXON, AppDiscovery, Adjust, MAX and Wurl will further improve effectiveness for developers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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

Add new clients globally
Our future success depends in part on our ability to acquire new clients. We recently increased our focus on markets outside the United States to serve the needs of clients globally. During the three months ended March 31, 2023, only 41% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.
Review of our AppLovin Apps portfolio
Over the past several years, our Apps have been critical in providing first-party data and audiences for our Software Platform to enable us to test, design, and scale our technologies. Given the recent development of our technology, the current scale of our Software Platform, and the reach of our MAX solution, we believe we can reduce our reliance on the data from our Apps. Since the second quarter of 2022, we have been performing a strategic review and optimization of our Apps portfolio and its cost structure, focusing on how best to optimize each asset’s contribution to our overall financial performance. This review is substantially complete and has resulted in the divestiture or closure of certain studios, a reduction of headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved App segment Adjusted EBITDA margin, but also contributed to a decline in revenue and MAPs. We may take similar actions in the future. We will continue to manage our Apps portfolio for financial return, including investing for growth through new game launches, while remaining open to evaluating opportunities for the retention, restructure, or sale of assets in the future. We believe that our ability to optimize the contribution of our Apps portfolio will continue to affect our revenue growth, profitability, and cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our business. From the beginning of 2018 through March 31, 2023, we have invested nearly $4.0 billion in 29 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022.
While we have a strong pipeline of strategic acquisition and partnership opportunities, we believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app ecosystem
Our business and results of operations will be impacted by industry factors that drive overall performance of the mobile app ecosystem. The mobile app ecosystem has been affected by the recent economic uncertainty, including by advertisers more closely managing budgets and reducing overall spend, which has resulted in slowed growth for our Software Platform in recent quarters. We expect that any further slowing, or accelerations, of the mobile app ecosystem would affect our business and results of operations. In addition, even if the mobile app ecosystem continues to grow at its current rate, our ability to position ourselves within the market will impact our business and results of operations.

Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Core Technologies and Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations. To date, these data privacy changes have had some impact on the discoverability of apps across these platforms, though they have had a relatively muted aggregate impact on our overall results of operations.
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
Current Economic Conditions
We are subject to risks and uncertainties caused by global economic conditions and events with significant macroeconomic impacts, including but not limited to, uncertainty in the global banking and financial services markets and the Russian invasion of Ukraine. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The mobile gaming and app market continue to be affected by cautious advertiser demand, but we believe that demand is stabilizing when compared against the second half of 2022. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
We generate Software Platform Revenue primarily from fees collected from advertisers spending on AppDiscovery, typically on a performance basis, then shared with our advertising publishers, typically on a cost per impression basis. Software Platform Revenue also includes fees generated based on a percentage of client spend through MAX and subscription fees for Adjust's SaaS mobile marketing platform.
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
Sales and marketing. Sales and marketing expenses consist primarily of user acquisition costs, marketing programs and other advertising expenses, personnel-related expenses including salaries, employee benefits, and stock-based compensation for employees engaged in sales and marketing activities, and amortization of acquired user-related intangible assets, customer service costs, travel and allocated facilities and information technology costs.
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
Research and development. Research and development expenses consist primarily of product development costs, including personnel-related expenses including salaries, employee benefits, and stock-based compensation for employees engaged in research and development activities, professional services costs related to development of new apps by third parties, consulting costs, regulatory compliance costs, and allocated facilities and information technology costs.
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
General and administrative. General and administrative expenses consist primarily of costs incurred to support our business, including personnel-related expenses including salaries, employee benefits, and stock-based compensation for employees engaged in finance, accounting, legal, human resources and administration, professional services fees for legal, accounting, recruiting, and administrative services (including acquisition-related expenses), insurance, travel, and allocated facilities and information technology costs.
We plan to continue to invest in our general and administrative function to support the growth of our business. We expect general and administrative expenses to generally increase in absolute dollars, subject to fluctuations due to the timing and extent of acquisition-related expenses. We also expect our general and administrative expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to support the growth of our business, and to decrease over the long term as we benefit from greater scale.

Other Income and Expenses
Interest expense. Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount, and gains and losses of interest rate swaps related to the variable interest payments associated with our outstanding debt.
Interest income and other, net. Interest income and other, net, primarily includes interest earned on our cash and cash equivalents, fair value adjustments relating to our non-marketable equity securities, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$715,405	$625,421
Costs and expenses:
Cost of revenue(1)(2)	261,960	281,780
Sales and marketing(1)(2)	202,976	290,133
Research and development(1)	144,851	126,250
General and administrative(1)	44,571	55,245
Total costs and expenses	654,358	753,408
Income (loss) from operations	61,047	(127,987)
Other income (expense):
Interest expense	(74,511)	(32,009)
Interest income and other, net	10,111	2,014
Total other expense, net	(64,400)	(29,995)
Loss before income taxes	(3,353)	(157,982)
Provision for (benefit from) income taxes	1,165	(42,684)
Net loss	$(4,518)	$(115,298)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,316	$1,052
Sales and marketing	16,683	6,919
Research and development	49,929	20,629
General and administrative	15,038	16,040
Total stock-based compensation	$82,966	$44,640

(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$98,644	$104,619
Sales and marketing	16,788	16,392
Total amortization expense related to acquired intangibles	$115,432	$121,011
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue	37%	45%
Sales and marketing	28%	46%
Research and development	20%	20%
General and administrative	6%	9%
Total costs and expenses	91%	120%
Income (loss) from operations	9%	(20)%
Other income (expense):
Interest expense	(10)%	(5)%
Interest income and other, net	1%	0%
Total other expense, net	(9)%	(5)%
Loss before income taxes	—%	(25)%
Provision for (benefit from) income taxes	0%	(7)%
Net loss	(1)%	(18)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		2022 to 2023 % change
	2023	2022
	(in thousands, except percentages)
Software Platform Revenue	$354,758	$118,840	199%
In-App Purchases Revenue	251,328	339,472	(26)%
In-App Advertising Revenue	109,319	167,109	(35)%
Total Apps Revenue	360,647	506,581	(29)%
Total Revenue	$715,405	$625,421	14%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
For the three months ended March 31, 2023, our Software Platform Revenue increased by $235.9 million, or 199%, compared to the same period in the prior year, due primarily to publisher bonuses of $209.6 million accounted for as a reduction to revenue in the prior year period. The increase in Software Platform revenue was also due to AppDiscovery, driven by a 48% increase of net revenue per installation, which is partially offset by a 14% decrease in the volume of installations. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended March 31, 2023, our Apps Revenue decreased by $145.9 million, or 29%, from the prior year period. For the three months ended March 31, 2023, our IAP Revenue from Apps decreased by $88.1 million, or 26%, from the prior year period, due primarily to a 25% decrease in the volume of in-app purchases as a result of a reduction in user acquisition spend and the sale of certain assets as part of the strategic review and optimization of our Apps portfolio. Our IAA Revenue from Apps decreased by $57.8 million, or 35%, from the prior year period, due primarily to a 42% decrease in price per advertising impression, partially offset by a 13% increase in the volume of advertising impressions.
Cost of revenue

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
Cost of revenue	$261,960	$281,780	(7)%
Percentage of revenue	37%	45%
Cost of revenue in the three months ended March 31, 2023 decreased by $19.8 million, or 7%, compared to the same period in the prior year, due primarily to a decrease of $25.9 million in third-party payment processing fees driven by a decrease in IAP revenue and a decrease of $7.0 million in amortization of intangible assets resulting from the sale of certain assets within our Apps segment during the second half of 2022, partially offset by an increase of $15.4 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Sales and marketing

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$202,976	$290,133	(30)%
Percentage of revenue	28%	46%
Sales and marketing expenses in the three months ended March 31, 2023 decreased by $87.2 million, or 30%, compared to the same period in the prior year, due primarily to a decrease of $96.8 million in user acquisition costs as a result of the strategic review and optimization of our Apps portfolio, partially offset by an increase of $16.1 million in personnel-related expenses driven primarily by an increase in stock-based compensation expense.

Research and development

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
Research and development	$144,851	$126,250	15%
Percentage of revenue	20%	20%
Research and development expenses in the three months ended March 31, 2023 increased by $18.6 million, or 15%, compared to the same period in the prior year. This increase was primarily due to an increase of $31.6 million in personnel-related expenses mainly driven by an increase in stock-based compensation expense, partially offset by a decrease of $18.8 million in professional services costs related to development of new apps by third parties.
General and administrative

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$44,571	$55,245	(19)%
Percentage of revenue	6%	9%
General and administrative expenses in the three months ended March 31, 2023 decreased by $10.7 million, or 19%, compared to the same period in the prior year, due primarily to a decrease in acquisition-related expenses.
Interest expense

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
Interest expense	$(74,511)	$(32,009)	133%
Percentage of revenue	(10)%	(5)%
In the three months ended March 31, 2023, interest expense increased by $42.5 million, or 133%, compared to the same period in the prior year, due primarily to an increase in the interest rate for our outstanding debt.
Interest income and other, net

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
Interest income and other, net	$10,111	$2,014	(402)%
Percentage of revenue	1%	—%
In the three months ended March 31, 2023, interest income and other, net increased by $8.1 million, or 402%, compared to the same period in the prior year, due primarily to an increase in interest income earned on our cash and cash equivalents driven by an increase in interest rates.
Provision for (benefit from) Income Taxes

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
	(in thousands, except percentages)
Provision for (benefit from) Income Taxes	$1,165	$(42,684)	(103)%
Percentage of revenue	—%	(7)%

In the three months ended March 31, 2023, the provision for income taxes increased by $43.8 million, or 103%, compared to the same period in the prior year. The increase in the tax provision was primarily driven by higher pre-tax book income during the three months ended March 31, 2023.
Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		2022 to 2023 % change
	2023	2022
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$218,694	$235,555	(7)%
Apps Adjusted EBITDA	$55,004	$40,674	35%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The $16.9 million, or 7%, decrease in Software Platform Adjusted EBITDA for the three months ended March 31, 2023 was primarily driven by an increase of $17.0 million in expenses associated with our network infrastructure and an increase of $19.9 million in personnel-related expenses driven primarily by the acquisition of Wurl completed in the second quarter of 2022, partially offset by an increase in Software Platform revenue of $26.3 million excluding the impact of certain publisher bonuses of $209.6 million relating to the prior year period.
The $14.3 million, or 35%, increase in Apps Adjusted EBITDA for the three months ended March 31, 2023 was primarily driven by a decrease of $96.8 million in user acquisition costs, a decrease of $25.9 million in third-party payment processing fees related to in-app purchases, a decrease of $25.9 million in professional services costs related to the marketing and development of new apps by third parties, and a decrease of $7.4 million in personnel-related expenses, partially offset by a decrease in Apps Revenue of $145.9 million.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our capital stock and borrowings made under our Credit Agreement, as defined below. As of March 31, 2023, we had cash and cash equivalents of $1.2 billion.
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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$288,662	$(31,719)
Net cash used in investing activities	$(12,975)	$(1,059,743)
Net cash used in financing activities	$(111,415)	$(65,424)
Operating Activities
Net cash provided by operating activities was $288.7 million for the three months ended March 31, 2023, primarily consisting of a $4.5 million net loss, adjusted for certain non-cash items, which included $128.2 million of amortization, depreciation, and write-offs, $83.0 million of stock-based compensation expense, $3.5 million of change in operating right of use assets, $3.3 million of amortization of debt issuance costs and discount, and $2.3 million of net unrealized losses from fair value remeasurements, partially offset by a net increase in operating assets and liabilities of $72.9 million. The net increase in the operating assets and liabilities was primarily driven by a decrease in accounts receivable and increases in accounts payable accrued and other liabilities and deferred revenue.
Net cash used in operating activities was $31.7 million for the three months ended March 31, 2022, primarily consisting of a $115.3 million net loss, adjusted for certain non-cash items, which included $129.0 million of amortization, depreciation and write-offs, $44.6 million of stock-based compensation expense, $5.8 million of change in operating right of use asset, $3.2 million of amortization of debt issuance costs and discount and $1.0 million of net unrealized losses from fair value remeasurements, partially offset by a net increase in the operating assets and liabilities of $99.5 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses and other current assets and decrease in operating lease liabilities partially offset by higher accounts payable and accrued and other liabilities.
Investing Activities
Net cash used in investing activities was $13.0 million for the three months ended March 31, 2023, primarily consisting of $16.8 million in purchases of non-marketable equity securities, and $2.2 million related to asset acquisitions, partially offset by $8.3 million in proceeds from the sale of assets.
Net cash used in investing activities was $1.06 billion for the three months ended March 31, 2022, primarily consisting of $1.05 billion related to acquisitions and $14.1 million in purchases of non-marketable equity securities, partially offset by $2.2 million in proceeds from the sale of assets.
Financing Activities
Net cash used in financing activities was $111.4 million for the three months ended March 31, 2023, primarily consisting of repurchases of stock under the repurchase program of $64.9 million, payments for withholding taxes related to the net share settlement of restricted stock units of $19.2 million, payments for license asset obligations of $15.3 million, repayments of debt principal of $8.3 million, principal payments on finance leases of $5.4 million, and payments for deferred acquisition costs of $1.2 million, partially offset by $2.9 million proceeds from the exercise of stock options.
Net cash used in financing activities was $65.4 million for the three months ended March 31, 2022, primarily consisting of repurchases of stock under the repurchase program of $43.7 million, payments for license asset obligations of $17.4 million, principal payments on finance leases of $6.2 million, repayments of debt principal of $4.6 million, and payments for deferred acquisition costs of $1.7 million, partially offset by $8.1 million proceeds from the exercise of stock options.
Share Repurchase Program
During the three months ended March 31, 2023, we repurchased 5,396,617 shares of Class A common stock for an aggregate amount, including commissions and fees, of $76.4 million. Subsequent to March 31, 2023, the Company repurchased 7,684,860 shares of its Class A common stock for an aggregate amount, including commissions and fees, of $125.8 million pursuant to the $750 million Share Repurchase Program through May 8, 2023. For additional information see Note 7 – Equity and Note 13 – Subsequent Events.

Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. In January 2023, we entered into Amendment No. 7 to the Credit Agreement, which replaced the interest rate benchmark of our outstanding debt under the Credit Agreement from the London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”). There were no other material changes to our debt and the related Credit Agreement since December 31, 2022.
Contractual Obligations
Except for scheduled payments from the ongoing business, there were no material changes to our commitments under contractual obligations since December 31, 2022.
Critical Accounting Estimates
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
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2022 Annual Report on Form 10-K filed with the SEC.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
In March 2023, we entered into additional pay-fixed receive-variable interest rate swap agreements as part of our interest rate risk management strategy in connection with our outstanding debt, which is subject to variable interest rates. Such agreements, together with the existing interest rate swap agreement, effectively fix the borrowing rates on our outstanding debt to provide an economic hedge against the risk of rising interest rates during the terms of these agreements. We do not designate the interest rate swaps as hedging instruments for accounting purposes and record unrealized gains and losses related to the change in fair value of such interest rate swaps through interest expense in our condensed consolidated statement of operations. However, such gains and losses would only be realized upon the cash settlement of the interest rate swaps. A hypothetical 100 basis point change in interest rates would not have a material impact on our cash interest expense for the three months ended March 31, 2023.
There have been no other material changes to our market risk since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factor Summary
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The principal factors and uncertainties that make investing in our Class A common stock subject to risk include, among other things:
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
•the impact of macroeconomic conditions and the geopolitical climate;
•our reliance on certain key employees and our ability to attract, retain, and motivate key personnel;
•risks related to our strategic acquisitions and partnerships, including integration, managing growth and tax risks;
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
•expenses related to legal or regulatory proceedings and settlements or laws and regulations affecting public companies;
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
•changes to segment reporting as a result of our evolving business;
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
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of uncertainty in the global banking and financial services markets, the COVID-19 pandemic, inflation, and rising interest rates, which may impact the other factors described above.
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
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the "GDPR"), ePrivacy Directive, the California Consumer Privacy Act (the "CCPA") as amended by the California Privacy Rights Act (the "CPRA") and similar U.S. multi-state privacy laws, and the Children’s Online Privacy Protection Act (the "COPPA");
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including inflation, rising interest rates, uncertainty in the global banking and financial services markets, the war in Ukraine, the impact of the COVID-19 pandemic and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.

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
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard (which entered into an agreement to be acquired by Microsoft), Tencent, and Zynga (Take-Two Interactive), as well as other public and private companies. Many of these companies are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
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
General macroeconomic conditions, such as inflation, rising interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from uncertainty in the global banking and financial services markets, the COVID-19 pandemic, Russia's invasion of Ukraine or otherwise, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Software Platform. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
Our principal offices are located in Palo Alto, an area known for earthquakes and susceptible to fires, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, earthquakes, fires, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic), and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.
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

In addition, our ability to execute our strategy depends in part on our continued ability and the continued ability of our Partner Studios to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game development, product management, engineering, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in Silicon Valley, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be challenging as we continue to navigate the global remote working environment. With the general shift to remote work, we are able to tap into candidate pools previously unavailable to us, but candidates have also sought increased flexibility and may have more options available to them. We have and will continue to devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of the global remote working environment on our business and employees. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, we acquired Machine Zone, Inc. ("Machine Zone") in May 2020, Adjust in April 2021, the MoPub business in January 2022 and Wurl, Inc. in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than our recent acquisitions.
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
We have substantially completed our strategic review and optimization of our Apps portfolio and its cost structure, focusing on identifying those assets which contribute value and how best to optimize each of those asset’s contribution to our overall financial performance. This review has resulted in the divestiture or closure of certain studios, a reduction of headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved App segment Adjusted EBITDA margin, but also contributed to a decline in Apps revenue and MAPs compared to periods before such adjustments. In addition, our strategic review and any restructuring actions may lead to claims being made on behalf of affected employees, which could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties which could affect our reputation, business, and results of operations. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review, and we may incur near term impacts to our results of operations due to our strategic review. For example, in 2022 we incurred $127.9 million in impairment and loss in connection with the sale of certain assets resulting from our strategic review of the Apps portfolio. As a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If our strategic review does not result in our proposed outcomes or meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
While our portfolio review and optimization is substantially complete, we continue to carefully consider the full range of options for maximizing value to our shareholders, including an ongoing review of our Apps businesses, potential transactions with third parties and other strategic and financial alternatives. However, we can provide no assurance that any transaction with a third party or other strategic alternative, if pursued, will have a positive impact on our results of operations or financial condition.

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
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are direct competitors. We derive significant revenue from the distribution of our Apps through these third-party platforms and almost all of our IAPs are made through the payment processing systems of these third-party platforms. We are subject to the standard policies and terms of service of such third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other mobile app companies, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are labeled or are able to advertise on its platform, change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, and results of operations. To date, these data privacy changes have had some impact on the discoverability of apps across these platforms, though they have had a relatively muted aggregate impact on our overall results of operations.
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
The size of our user base and the level of user engagement with our Apps are critical to our success. Our results of operations have been and will continue to be significantly determined by our success in acquiring and engaging App users. We expect that the number of our App users may fluctuate or decline as a result of apps divestitures or other actions we have taken in connection with our review of our Apps portfolio, or in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates or where the macroeconomic conditions have been negatively impacted. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has contributed to a decline in MAPs compared to periods before such adjustments. In addition, if people do not perceive our Apps as useful or entertaining, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement, which could harm our revenue. A number of mobile apps that achieved early popularity have since seen their user bases or user engagement levels decline. There is no guarantee that we will not experience a similar erosion of our App users or user engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different Apps. Any number of factors can adversely affect user growth and engagement, including if:
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 300 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the three months ended March 31, 2023, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 18% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. For example, in the three months ended March 31, 2023, our IAP Revenue decreased, primarily due to decreases in revenue from Project Makeover and Matchington Mansion, and continued declines in these Apps may significantly impact our Apps segment. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence. Additionally, our future growth may include expansion into additional features for mobile apps, other mobile app sectors, connected TV markets, OEM, and carrier-related markets, blockchain-related markets or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our recently acquired Wurl CTV business which provides streaming content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. There can be no assurance that the evolution of CTV and its content and services will continue to grow or that we can successfully navigate any shifts in consumer demand in this market.
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
•political, economic, macroeconomic climate and social instability, including impacts related to labor, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including Russia’s invasion of Ukraine and its impacts on the region and the regional and global economy;
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
We believe that our company culture has been critical to our success and will be important for our continued growth. We face a number of challenges that may affect our ability to sustain our corporate culture, including: failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture and values; the increasing size and geographic diversity of our workforce; competitive pressures to move in directions that may divert us from our culture and values; the continued challenges of a rapidly-evolving industry; the increasing need to develop expertise in new areas of business that affect us; a negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and the integration of new personnel and businesses from acquisitions. For example, during 2022 we implemented a reduction in force that affected approximately 15% of our employees, which may adversely affect employee morale, our culture, and our ability to attract and retain employees. If we are not able to maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, and results of operations could be adversely affected.
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
We have made public commitments to our corporate Environmental, Social, and Governance (ESG) and human capital management initiatives, including our environmental impact towards a sustainable future. Any perceived changes in our dedication to these commitments or our failure to achieve progress in these areas could adversely impact our relationships with our customers and employees, affect our reputation and the value of our brand.

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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses that must replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework. In October 2022, the U.S. issued an executive order in furtherance of this framework. In December 2022, the EU Commission launched the process for the adoption of its adequacy decision. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law ("LGPD"). In August 2021, China passed a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for users residing in the state, including a private right of action for data breaches. The CPRA was approved by California voters in November 2020, went into effect on January 1, 2023, and significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states are considering comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. For example, Nevada, Virginia, Colorado, Utah, Connecticut, and Iowa have similarly enacted comprehensive privacy laws - The Nevada Privacy Law taking effect October 1, 2019, the Virginia Consumer Data Protection Act taking effect on January 1, 2023, the Colorado Privacy Act taking effect on July 1, 2023, the Utah Consumer Privacy Act taking effect on December 31, 2023, Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring taking effect on July 1, 2023, and Iowa’s Act Relating to Consumer Data Protection taking effect January 1, 2025, respectively. All of these laws emulate the CCPA and CPRA in many respects. Broad federal privacy legislation has also been proposed. Our efforts to comply with the GDPR, CCPA, CPRA, COPPA, and similar legal requirements, such as Brazil's LGPD and China's PIPL, have required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.

Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA, as amended and supplemented by the CPRA, requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. California also has enacted the California Age-Appropriate Design Code Act (“ADCA”), which will take effect on July 1, 2024. The ADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. Although we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
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
We are subject to a variety of laws in the United States and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, and privacy, competition, taxation, intellectual property, machine learning and artificial intelligence, money transmission, money laundering, investment screening, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Software Platform grows and evolves and our Software Platform and our Apps are used in a greater number of countries, we may also become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.

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
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the mobile app ecosystem or development of our technologies, including user privacy, data protection, advertising, machine learning and artificial intelligence regulation, communications, taxation, content suitability, copyright, distribution, and antitrust. For example, the EU Artificial Intelligence Act was proposed on April 21, 2021 by the European Commission and aims to introduce a common regulatory and legal framework for artificial intelligence. The proposal, among other things, regulates AI providers and entities making use of AI tools in a professional capacity, and would require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. For example, China implemented a new policy in September 2021 that restricts online gaming for those under age 18 to one hour in the evening on Fridays, weekends and public holidays. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. Another example, existing laws or new laws regarding the marketing of IAPs, labeling of free-to-play mobile games, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover our mobile games and the virtual currency, goods, or payments that we receive. We may also expand into new business opportunities that subject us to additional laws and regulations. As such, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the mobile app ecosystem. Any costs incurred as a result of adapting to laws and regulations, or as a result of liability in connection therewith, could adversely affect our business, financial condition, reputation and results of operations.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Further, beginning in 2022, the 2017 Tax Act requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. Recently, the Inflation Reduction Act of 2022 (the "IRA"), enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The IRA also imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. Finally, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. For example, the Council of the European Union has adopted a proposed 15% global minimum tax for enactment by European Union member states, with implementation into the domestic laws of those states by the end of 2023. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We are aware that some unauthorized copying of our Apps occurs, and if a significantly greater amount of unauthorized copying of our Apps were to occur, it could adversely affect our business. In addition, even if authorized copying of our Apps occurs, third-party platforms may not remove infringing material. We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies. For example, laws relating to intellectual property ownership and license rights, including copyright, with respect to artificial intelligence (AI) and the use of tools containing AI have not been fully interpreted by U.S. courts or been fully addressed by federal or state regulations. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. As of March 31, 2023, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.24 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2023, the Voting Agreement Parties collectively held approximately 86.5% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended March 31, 2023, we issued 61,833 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
January 1 -31	—	$—	—	$411
February 1 - 28	—	$—	—	$411
March 1 - 31	5,397	$14.15	5,397	$335
Total	5,397		5,397
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
(2) Average price paid per share includes costs associated with the repurchases under our repurchase program.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of AppLovin Corporation.	8-K	001-40325	3.1	February 6, 2023

10.1+	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	001-40325	10.1	March 13, 2023

10.2
Amendment No. 7 to Credit Agreement, by and between the registrant, the lenders from time to time there to and Bank of America, N.A., as administrative agent and collateral agent, dated January 3, 2023.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+    Indicates management contract or compensatory plan.
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

APPLOVIN CORPORATION

Date: May 10, 2023	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)