Form 10-Q
period 2023-06-30
AppLovin Corp
filed 2023-08-09
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2023, the number of shares of the registrant’s Class A common stock outstanding was 276,633,011 and the number of shares of the registrant’s Class B common stock outstanding was 71,162,622.

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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$876,227	$1,080,484
Accounts receivable, net	669,785	702,814
Prepaid expenses and other current assets	150,256	155,785
Total current assets	1,696,268	1,939,083
Property and equipment, net	115,391	78,543
Operating lease right-of-use assets	57,390	60,379
Goodwill	1,830,710	1,823,755
Intangible assets, net	1,493,996	1,677,660
Other assets	288,365	268,426
Total assets	$5,482,120	$5,847,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$260,847	$273,196
Accrued liabilities	159,157	147,801
Licensed asset obligation	13,819	15,254
Short-term debt	33,310	33,310
Deferred revenue	74,307	64,018
Operating lease liabilities	14,104	14,334
Deferred acquisition costs, current	36,396	31,045
Total current liabilities	591,940	578,958
Long-term debt	3,166,759	3,178,412
Operating lease liabilities, non-current	51,292	54,153
Licensed asset obligation, non-current	11,637	26,970
Other non-current liabilities	143,092	106,676
Total liabilities	3,964,720	3,945,169
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 348,496,613 (Class A 277,333,991 and Class B 71,162,622) and 373,873,683 (Class A 302,711,061 and Class B 71,162,622) shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	2,687,780	3,155,748
Accumulated other comprehensive loss	(76,530)	(83,382)
Accumulated deficit	(1,093,861)	(1,169,700)
Total stockholders’ equity	1,517,400	1,902,677
Total liabilities and stockholders’ equity	$5,482,120	$5,847,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$750,165	$776,231	$1,465,570	$1,401,652
Costs and expenses:
Cost of revenue	258,575	303,929	520,535	585,709
Sales and marketing	192,427	232,096	395,403	522,229
Research and development	137,424	141,108	282,275	267,358
General and administrative	30,411	45,743	74,982	100,988
Total costs and expenses	618,837	722,876	1,273,195	1,476,284
Income (loss) from operations	131,328	53,355	192,375	(74,632)
Other income (expense):
Interest expense	(50,987)	(36,505)	(125,498)	(68,514)
Interest income and other, net	15,461	518	25,572	2,532
Total other expense, net	(35,526)	(35,987)	(99,926)	(65,982)
Income (loss) before income taxes	95,802	17,368	92,449	(140,614)
Provision for (benefit from) income taxes	15,445	39,167	16,610	(3,517)
Net income (loss)	80,357	(21,799)	75,839	(137,097)
Less: Net loss attributable to noncontrolling interest	—	(51)	—	(92)
Net income (loss) attributable to AppLovin	$80,357	$(21,748)	$75,839	$(137,005)
Less: Net income attributable to participating securities	$(318)	$—	$(299)	$—
Net income (loss) attributable to AppLovin common stockholders:
Basic	$80,039	$(21,748)	$75,540	$(137,005)
Diluted	$80,047	$(21,748)	$75,547	$(137,005)
Net income (loss) per share attributable to AppLovin common stockholders:
Basic	$0.22	$(0.06)	$0.21	$(0.37)
Diluted	$0.22	$(0.06)	$0.20	$(0.37)
Weighted average common shares used to compute net income (loss) per share attributable to AppLovin common stockholders:
Basic	356,957,059	373,912,724	365,013,736	372,932,509
Diluted	366,340,275	373,912,724	373,022,200	372,932,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$80,357	$(21,799)	$75,839	$(137,097)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(3,154)	(69,365)	6,852	(82,897)
Total other comprehensive income (loss), net of tax	(3,154)	(69,365)	6,852	(82,897)
Comprehensive income (loss) including noncontrolling interest	77,203	(91,164)	82,691	(219,994)
Less: Comprehensive loss attributable to noncontrolling interest	—	(51)	—	(92)
Comprehensive income (loss) attributable to AppLovin	$77,203	$(91,113)	$82,691	$(219,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Par Value
Balance as of December 31, 2022	$—	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	—	4,061,015	—	2,974	—	—	2,974
Shares withheld related to net share settlement	—	(1,281,849)	—	(19,167)	—	—	(19,167)
Repurchase of Class A common stock	—	(5,396,617)	—	(76,358)	—	—	(76,358)
Stock-based compensation	—	—	—	82,966	—	—	82,966
Total other comprehensive income, net of tax	—	—	—	—	10,006	—	10,006
Net loss	—	—	—	—	—	(4,518)	(4,518)
Balance as of March 31, 2023	$—	371,256,232	$11	$3,146,163	$(73,376)	$(1,174,218)	$1,898,580
Stock issued in connection with equity awards	—	4,053,303	—	3,677	—	—	3,677
Shares withheld related to net share settlement	—	(1,503,757)	—	(37,436)	—	—	(37,436)
Repurchase of Class A common stock	—	(25,483,835)	—	(503,448)	—	—	(503,448)
Issuance of Class A common stock under employee stock purchase plan	—	174,670	—	2,071	—	—	2,071
Stock-based compensation	—	—	—	76,753	—	—	76,753
Total other comprehensive loss, net of tax	—	—	—	—	(3,154)	—	(3,154)
Net income	—	—	—	—	—	80,357	80,357
Balance as of June 30, 2023	$—	348,496,613	$11	$2,687,780	$(76,530)	$(1,093,861)	$1,517,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Par Value
Balance as of December 31, 2021	$201	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	1,179,554	—	6,541	—	—	6,541
Shares withheld related to net share settlement	—	(89,319)	—	(4,227)	—	—	(4,227)
Repurchase of Class A common stock	—	(893,556)	—	(43,697)	—	—	(43,697)
Stock-based compensation	—	—	—	44,377	—	—	44,377
Total other comprehensive loss, net of tax	—	—	—	—	(13,532)	—	(13,532)
Net loss	(41)	—	—	—	—	(115,257)	(115,257)
Balance as of March 31, 2022	$160	375,286,039	$11	$3,163,481	$(58,986)	$(1,092,211)	$2,012,295
Stock issued in connection with equity awards	—	1,194,805	—	8,267	—	—	8,267
Shares withheld related to net share settlement	—	(234,412)	—	(9,384)	—	—	(9,384)
Repurchase of Class A common stock	—	(5,749,856)	—	(210,830)	—	—	(210,830)
Issuance of Class A common stock in connection with acquisitions	—	2,579,692	—	137,422	—	—	137,422
Issuance of Class A common stock under employee stock purchase plan	—	107,781	—	3,663	—	—	3,663
Stock-based compensation	—	—	—	56,855	—	—	56,855
Total other comprehensive loss, net of tax	—	—	—	—	(69,365)	—	(69,365)
Net loss	(51)	—	—	—	—	(21,748)	(21,748)
Balance as of June 30, 2022	$109	373,184,049	$11	$3,149,474	$(128,351)	$(1,113,959)	$1,907,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income (loss)	$75,839	$(137,097)
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	248,100	281,677
Stock-based compensation	164,219	101,796
Amortization of debt issuance costs and discount	6,583	6,820
Change in operating right-of-use asset	6,893	10,558
Other	(1,017)	478
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	33,271	(163,416)
Prepaid expenses and other current assets	(2,111)	(28,993)
Other assets	(3,017)	3,033
Accounts payable	(12,265)	13,773
Operating lease liabilities	(7,104)	(12,046)
Accrued and other liabilities	(1,033)	7,795
Deferred revenue	10,098	(9,286)
Net cash provided by operating activities	518,456	75,092
Investing Activities
Acquisitions, net of cash acquired	(38,356)	(1,294,352)
Purchase of non-marketable equity securities	(16,834)	(56,546)
Capitalized software development costs	(4,433)	(2,608)
Purchase of property and equipment	(3,819)	(400)
Proceeds from sale of assets	8,250	2,162
Net cash used in investing activities	(55,192)	(1,351,744)
Financing Activities
Repurchases of stock	(572,101)	(244,015)
Payment of withholding taxes related to net share settlement	(56,603)	—
Principal repayments of debt	(16,656)	(9,155)
Payments of licensed asset obligation	(15,254)	(17,374)
Principal payments on finance leases	(10,915)	(12,326)
Payment of debt issuance cost	(3,961)	—
Payments of deferred acquisition costs	(1,229)	(71,712)
Proceeds from exercise of stock options	6,535	15,873
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	2,071	3,663
Net cash used in financing activities	(668,113)	(335,046)
Effect of foreign exchange rate on cash and cash equivalents	592	(7,246)
Net (decrease) in cash and cash equivalents	(204,257)	(1,618,944)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	1,080,484	2,570,504
Cash and cash equivalents at end of the period	$876,227	$951,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired under finance leases	$45,564	$17,869
Right-of-use assets acquired under operating leases	$4,001	$1,385
Repurchases of common stock included in accrued liabilities	$7,705	$10,512
Acquisitions not yet paid	$7,463	$70,792
Issuance of common stock in connection with acquisitions	$—	$137,422
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$118,948	$61,867
Cash paid for income taxes, net of refunds	$6,808	$19,529

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period.
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
The Company determines the EAUL on a quarterly basis and applies such calculated EAUL to all bookings in the respective quarter. Determining the EAUL is subjective and requires management’s judgment. Future playing patterns may differ from historical playing patterns, and therefore the EAUL may change in the future. The EAULs are generally between five and ten months.
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
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Software Platform Revenue	$406,063	$317,540	$760,821	$436,380
In-App Purchase Revenue	233,625	303,268	484,953	642,740
In-App Advertising Revenue	110,477	155,423	219,796	322,532
Total Apps Revenue	344,102	458,691	704,749	965,272
Total Revenue	$750,165	$776,231	$1,465,570	$1,401,652
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$453,720	$481,378	$893,039	$861,945
Rest of the World	296,445	294,853	572,531	539,707
Total Revenue	$750,165	$776,231	$1,465,570	$1,401,652
Contract Balances
Contract liabilities consist of deferred revenue related to payments received in advance of the satisfaction of performance obligations. During the three months ended June 30, 2023 and 2022, the Company recognized $44.8 million and $54.7 million of revenue that was included in deferred revenue as of March 31, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $58.8 million and $73.4 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.
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

3. Financial Instruments and Fair Value Measurements
The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

			As of June 30, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds(1)	Cash and cash equivalents	$533,219	$533,219	$—	$—
Interest rate swap	Prepaid expenses and other current assets	$5,725	$—	$5,725	$—
Total financial assets		$538,944	$533,219	$5,725	$—

			As of December 31, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds(1)	Cash and cash equivalents	$604,399	$604,399	$—	$—
Interest rate swaps	Prepaid expenses and other current assets	$7,319	$—	$7,319	$—
Total financial assets		$611,718	$604,399	$7,319	$—

(1) Includes balances in money market deposit accounts of $453.3 million and $524.2 million as of June 30, 2023 and December 31, 2022, respectively.
Derivatives Not Designated as Hedging Instruments
In October 2022 and March 2023, the Company entered into multiple pay-fixed receive-variable interest rate swaps as part of its interest rate risk management strategy in connection with the term loans under a certain credit agreement, which was originally entered in August 2018 and has been subsequently amended multiple times. The Company elected to not designate the interest rate swaps as hedging instruments for accounting purposes and recorded both realized and unrealized gains and losses associated with the interest rate swaps immediately through earnings in interest expense in the Company's condensed consolidated statement of operations. The fair value of the interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of the interest rate swaps. The Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. In June 2023, the Company settled the March 2023 interest rate swaps with the counterparties and received $12.2 million in cash. The net cash proceeds received from the settlement of the interest rate swaps and net interest paid or received are presented in net cash provided by operating activities and the supplemental disclosure of cash paid for interest, net in the Company's condensed consolidated statement of cash flows.
As of June 30, 2023, the remaining interest rate swap had a notional amount of $1.8 billion and matures on October 31, 2023. In relation to these interest rate swaps, the Company recorded a net gain of $21.4 million and $15.7 million during the three and six months ended June 30, 2023, respectively.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $52.1 million and $32.3 million as of June 30, 2023 and December 31, 2022, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $52.1 million and the unfunded commitments of $33.4 million as of June 30, 2023.

During the three months ended March 31, 2023, the Company made total capital contributions of $16.8 million related to these investments. No additional capital contribution was made during the three months ended June 30, 2023. The unrealized gains related to these investments were $3.6 million and $5.0 million, for the three and six months ended June 30, 2023, respectively. The unrealized gains and losses were not material for the three and six months ended June 30, 2022.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
In the second quarter of 2022, the Company purchased certain non-marketable equity securities for total proceeds of $38.0 million. Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within interest income and other, net in the Company's condensed consolidated statement of operations. During the first quarter of 2023, the Company recorded an impairment charge of $5.0 million related to one of these investments. As of June 30, 2023, the carrying amount of these investments was $33.0 million, which was included in other assets in the Company’s condensed consolidated balance sheets.
4. Commitments and Contingencies
Commitments
As of June 30, 2023, the Company's non-cancelable minimum purchase commitments consisted primarily of a certain arrangement related to cloud platform services. In May 2022, the Company entered into a new order form under an existing master agreement that required the Company to purchase at least $550.0 million of cloud services through May 2025. During the six months ended June 30, 2023, the Company made payments of $110.6 million under this arrangement, with $342.3 million of this commitment unpaid as of June 30, 2023. In addition, the Company had total unfunded commitments of $33.4 million related to investments in certain private equity funds. For additional information see Note 3 – Financial Instruments and Fair Value Measurements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of June 30, 2023 and December 31, 2022, the Company had outstanding letters of credit in the aggregate amount of $11.1 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of June 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
5. Acquisitions and Dispositions
2023 Acquisitions
During the three and six months ended June 30, 2023, the Company recognized total earn-out costs of $29.8 million and $43.0 million, respectively, related to asset acquisitions closed in 2021 and prior. No other acquisitions were completed during the three and six months ended June 30, 2023.
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
The income approach was used to determine the fair value of the advertiser relationships, publisher relationships, developed technology and tradename. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, an estimated tax deductible goodwill of $694.5 million was generated as a result of this acquisition. No liabilities were assumed in the transaction.
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
Due to the significant integration of the MoPub business with MAX, it was impractical to determine the impact of the acquired business on revenue or earnings during the periods presented.

Wurl—On April 1, 2022, the Company completed its acquisition of all of the equity interests of Wurl, Inc. ("Wurl"), a connected TV (CTV) software platform company, for a total purchase price of $378.2 million, consisting of $219.3 million in cash, 2,579,692 shares of the Company's Class A common stock valued at $137.4 million and a deferred payment of $22.7 million, with a present value of $21.5 million at the closing of the acquisition, relating to an indemnity holdback amount to be paid in 18 months following the transaction close date, less any eligible claims against Wurl paid by AppLovin. The transaction allowed the Company to expand into the connected TV market. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $1.9 million.
The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$400
Accounts receivable and other current assets	15,194
Intangible assets	—
Customer Relationships—estimated useful life of 15 years	41,000
Developed Technology—estimated useful life of 6 years	60,500
Tradename—estimated useful life of 10 years	14,700
Goodwill	264,149
Property and equipment, net	363
Other assets	159
Accounts payable, accrued liabilities and other current liabilities	(12,854)
Deferred revenue	(209)
Deferred income tax liability	(5,235)
Total purchase consideration	$378,167
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
Contemporaneously with entering into the definitive agreement, the Company also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of the Company's Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees between 2023 and 2025. In April 2023, the Company amended the multi-year performance-based incentive plan into a one-year plan for 2023, under which the Company may be obligated to issue up to a total of $90.0 million in additional shares of the Company's Class A common stock, contingent upon Wurl’s achievement of certain revenue and other performance targets and the continued employment of the key employees.
The Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022 includes Wurl's revenue of $11.4 million and pre-tax loss of $4.6 million for the period from the acquisition date of April 1, 2022 to June 30, 2022.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, the MoPub business and Wurl, as if they had been acquired as of January 1, 2021 (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Revenue	$776,231	$1,410,684
Net loss	$(20,810)	$(128,437)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(3,512)
A decrease in expenses related to the TSA	$—	$7,000
An (increase) due to replacement stock awards	$—	$(1,221)
A decrease in expenses related to transaction costs	$179	$16,899
A decrease in expenses related to transaction bonuses	$1,101	$1,101
An (increase) in income tax provision	$(292)	$(4,625)
Asset Acquisitions
During the three and six months ended June 30, 2022, the Company recognized total earn-out costs of $43.8 million and $75.5 million, respectively, related to asset acquisitions closed in 2021 and prior. No other asset acquisitions were completed during the three and six months ended June 30, 2022.
6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2022	$1,478,014	$345,741	$1,823,755
Foreign currency translation	6,955	—	6,955
June 30, 2023	$1,484,969	$345,741	$1,830,710
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of June 30, 2023			As of December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	4.0	$1,827,128	$(1,004,234)	$822,894	$1,790,820	$(836,375)	$954,445
Customer relationships	8.7	516,700	(84,964)	431,736	515,084	(58,881)	456,203
User base	2.8	68,817	(41,998)	26,819	68,817	(37,122)	31,695
License asset	2.5	59,207	(23,952)	35,255	59,207	(16,901)	42,306
Developed technology	4.1	206,769	(71,144)	135,625	206,060	(53,879)	152,181
Other	4.9	58,564	(16,897)	41,667	53,933	(13,103)	40,830
Total long-lived intangible assets		2,737,185	(1,243,189)	1,493,996	2,693,921	(1,016,261)	1,677,660
Short-lived intangible assets:
Apps	0.2	47,136	(46,863)	273	45,791	(44,838)	953
Total intangible assets		$2,784,321	$(1,290,052)	$1,494,269	$2,739,712	$(1,061,099)	$1,678,613
As of June 30, 2023 and December 31, 2022, short-lived mobile Apps were included in prepaid expenses and other current assets.
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$96,138	$126,237	$194,782	$230,856
Sales and marketing	16,780	16,532	33,568	32,924
Total	$112,918	$142,769	$228,350	$263,780

7. Equity
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, to facilitate repurchases of shares. In May 2023, the Company's Board authorized an increase to the repurchase program of $296.0 million.
The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. The Company retires its Class A common stock upon repurchase, and records any excess of the cost of the repurchased shares over their par value as a reduction to additional paid-in capital, or in the absence of additional paid-in capital, to accumulated deficit. During the six months ended June 30, 2023 and 2022, the Company repurchased 30,880,452 and 6,643,412 shares of Class A common stock for an aggregate amount, including commissions and fees, of $579.8 million and $254.5 million, respectively.
8. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan (the "ESPP").
In March 2023, the Company’s Board of Directors (the "Board"), upon recommendation of the Compensation Committee of the Board (the "Compensation Committee"), granted to each of Adam Foroughi, the Company’s CEO and Chairperson, and Vasily Shikin, the Company’s CTO, 6,902,000 performance-based RSUs (“PSUs”), and delegated authority to Mr. Foroughi to grant up to additional 3,451,000 PSUs to non-executive employees (the "Additional Participants") in consultation with the chair of the Compensation Committee under the 2021 Plan. The PSUs are divided into five equal tranches that are eligible to vest based on the achievement of certain stock price targets (see below), measured based on the minimum closing price of the Company’s Class A common stock over a consecutive 30 trading day period during the five-year performance period beginning on the date of grant, subject to the recipient’s continued employment through the applicable vesting date. In the event of a change in control of the Company during the performance period, any unvested PSUs are eligible to vest a pro-rated amount if the per share transaction price in the change in control is between two stock price targets that have not previously been achieved, subject to the recipient’s continued employment through the date immediately prior to the change in control. PSUs for Mr. Foroughi and Mr. Shikin may continue to vest for up to one year after termination of employment if certain conditions are met. In April 2023, the remaining 3,451,000 PSUs were granted to the Additional Participants.
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

The weighted-average grant date fair value of the PSUs for Mr. Foroughi, Mr. Shikin and the Additional Participants was $7.60, $6.03, and $8.76 per share, respectively. The Company used a Monte Carlo simulation model to calculate the grant date fair value of the PSUs and the derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve the respective stock price target, as described above. The Monte Carlo simulation model incorporates the likelihood of achieving the stock price targets and requires the input of assumptions including the underlying stock price, expected volatility, expected term, risk-free rate and dividend yield. The Company also applied a discount for lack of marketability to the value of PSUs for employees other than the CEO as the shares issued for these awards are subject to a holding period of approximately one year.
The Company will recognize stock-based compensation expense over the derived service period of each of the five vesting tranches, ranging from 1.7 to 3.1 years, using the accelerated attribution method. If the stock price targets are met sooner than the derived service period, the Company will adjust its stock-based compensation expense to reflect the cumulative expense associated with the vested awards. Subject to continued employment of the recipients, the Company will recognize stock-based compensation expense over the derived service period, regardless of whether the stock price targets are achieved.
During the six months ended June 30, 2023, the Company granted 4,464,260 restricted stock units ("RSUs") to certain employees under the 2021 Plan at the weighted average grant date fair value of $13.43 per RSU. These awards vest based on a service condition that becomes satisfied over generally one year.
In February 2023, the Board approved an increase to the maximum number of shares that can be purchased in each purchase period from 590 to 3,500 shares of Class A common stock. During the three months ended June 30, 2023, 174,670 shares of Class A common stock were purchased under the ESPP.
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,317	$2,706	$2,633	$3,758
Sales and marketing	19,413	13,432	36,096	20,351
Research and development	55,946	25,890	105,875	46,519
General and administrative	4,577	15,128	19,615	31,168
Total	$81,253	$57,156	$164,219	$101,796

9. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$80,357	$(21,748)	$75,839	$(137,005)
Less:
Income attributable to options exercises by promissory notes	(314)	—	(290)	—
Income attributable to unvested early exercised options	(4)	—	(9)	—
Net income (loss) attributable to AppLovin common stockholders—Basic	$80,039	$(21,748)	$75,540	$(137,005)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	356,957,059	373,912,724	365,013,736	372,932,509
Net income (loss) per share attributable to common stock—Basic	$0.22	$(0.06)	$0.21	$(0.37)
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	80,357	(21,748)	75,839	(137,005)
Less:
Income attributable to options exercises by promissory notes	(306)	—	(284)	—
Income attributable to unvested early exercised options	(4)	—	(8)	—
Net income (loss) attributable to AppLovin common stockholders—Diluted	$80,047	$(21,748)	$75,547	$(137,005)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	356,957,059	373,912,724	365,013,736	372,932,509
Weighted-average dilutive stock options and RSUs	9,383,216	—	8,008,464	—
Weighted-average shares used in computing net income (loss) per share—Diluted	366,340,275	373,912,724	373,022,200	372,932,509
Net income (loss) per share attributable to AppLovin common stockholders—Diluted	$0.22	$(0.06)	$0.20	$(0.37)
The following table presents the forms of antidilutive potential common shares:

	As of June 30,
	2023	2022
Stock options exercised for promissory notes	1,399,999	1,774,999
Early exercised stock options	8,324	512,249
Unvested RSAs	—	60,579
Stock options	955,658	13,196,979
Unvested RSUs and other	5,547,615	9,316,138
ESPP	750,149	432,845
Total antidilutive potential common shares	8,661,745	25,293,789
The PSUs granted in the three and six months ended June 30, 2023 were excluded from the above table because the respective stock price targets had not been met as of June 30, 2023.

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
During the six months ended June 30, 2023, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
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
The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to income (loss) before income taxes (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Software Platform	$406,063	$317,540	$760,821	$436,380
Apps	344,102	458,691	704,749	965,272
Total Revenue	$750,165	$776,231	$1,465,570	$1,401,652

Segment Adjusted EBITDA:
Software Platform	$272,886	$196,744	$491,580	$432,299
Apps	60,628	73,000	115,632	113,674
Total Segment Adjusted EBITDA	$333,514	$269,744	$607,212	$545,973

Interest expense	$(50,987)	$(36,505)	$(125,498)	$(68,514)
Interest income and other, net	15,817	2,452	25,588	4,869
Amortization, depreciation and write-offs	(119,892)	(152,688)	(248,100)	(281,677)
Non-operating foreign exchange gain (loss)	(126)	819	546	1,277
Stock-based compensation	(81,253)	(57,156)	(164,219)	(101,796)
Acquisition-related expense	(247)	(1,921)	(764)	(16,735)
Publisher bonuses	—	—	—	(209,635)
MoPub acquisition transition services	—	—	—	(6,999)
Restructuring costs	(1,024)	(7,377)	(2,316)	(7,377)
Income (loss) before income taxes	$95,802	$17,368	$92,449	$(140,614)

12. Credit Agreement
The Company is a party to a certain credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility.
In January 2023, the Company entered into Amendment No. 7 to the Credit Agreement to transition the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”), which included a 10 basis-point credit spread adjustment. In June 2023, the Company entered into Amendment No. 8 to the Credit Agreement to extend the maturity date with respect to the revolving credit facility to the earlier of 91 days prior to the final maturity of any term loan under the Credit Agreement (unless all term loans with a maturity date earlier than October 25, 2028 have been repaid in full prior to such date) and June 12, 2028, and increase the maximum commitment of the revolving credit facility by $10.0 million to an aggregate of $610.0 million. The other material terms of the Credit Agreement were unchanged. The Company incurred $4.0 million in debt issuance costs in connection with Amendment No. 8 which were deferred and are being recognized as interest expense over the term of revolving credit facility. These costs were included in "Other assets" in the Company's condensed consolidated balance sheet. As of June 30, 2023, no amount was drawn from the revolving credit facility.
13. Related Party Transactions
In May 2023, the Company repurchased 15,952,381 shares of its Class A common stock from KKR Denali Holdings L.P. ("KKR Denali") in a private transaction at a price per share equal to $21.00 per share, for an aggregate purchase price of $335.0 million, under the Company's share repurchase program. See Note 7 – Equity for additional information on the share repurchase program.
The Company had no other material related party transactions for the three and six months ended June 30, 2023 and 2022.
14. Subsequent Events
From July 1, 2023 through August 8, 2023, the Company repurchased 784,833 shares of its Class A common stock for an aggregate amount, including commissions and fees, of $21.0 million pursuant to the Share Repurchase Program. Year-to-date through August 8, 2023, the Company repurchased $600.8 million of its Class A common stock, including commissions and fees. As of August 8, 2023, $107.4 million of the $1,046.0 million authorized amount under the share repurchase program remains available.

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
Since our founding in 2011, we have been focused on building a software-based platform for mobile app developers to improve the marketing and monetization of their apps. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the mobile app ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these developer challenges led to the development of our infrastructure and software—AppLovin Core Technologies and AppLovin Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by launching AppLovin Apps in 2018. Our Apps now consist of a globally diversified portfolio of over 200 free-to-play mobile games across five genres, run by eleven studios.
For the three months ended June 30, 2023, our revenue declined 3% year-over-year to $750.2 million, from $776.2 million in the three months ended June 30, 2022. We generated net income of $80.4 million for the three months ended June 30, 2023, and a net loss of $21.8 million in the comparative period in 2022. We generated Adjusted EBITDA of $333.5 million and $269.7 million for the three months ended June 30, 2023 and 2022, respectively. Additionally, our net cash provided by operating activities was $518.5 million and $75.1 million in the six months ended June 30, 2023 and 2022, respectively. We generated Free Cash Flow of $503.7 million and $62.4 million for the six months ended June 30, 2023 and 2022, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” below for definitions of our non-GAAP financial measures and reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to these measures.
Our Business Model
We generate revenue from our Software Platform and our Apps. During the three months ended June 30, 2023, Software Platform Revenue represented 54% of total revenue and Apps Revenue represented 46% of total revenue.
We report our operating results through two reportable segments: Software Platform and Apps. Previously we had a single operating and reportable segment.
Our chief operating decision maker ("CODM"), the Chief Executive Officer, evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 11 to the Company's condensed consolidated financial statements.
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
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase ("IAP") and when clients purchase the digital advertising inventory of our portfolio of Apps ("IAA"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 68% of total Apps Revenue in the three months ended June 30, 2023.
During the three months ended June 30, 2023, we had an average of 1.7 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $46. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 32% of total Apps Revenue in the three months ended June 30, 2023.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 99% of our IAP Revenue during the three months ended June 30, 2023, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total IAP Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
Monthly Active Payers (millions)	1.7	2.3
Average Revenue Per Monthly Active Payer	$46	$43
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, interest income and other, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, impairment and loss in connection with the sale of long-lived assets, loss (gain) on extinguishments of acquisition related contingent consideration, non-operating foreign exchange (gain) losses, lease modification and abandonment of leasehold improvements, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2023 and 2022, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands. except percentages)
Revenue	$750,165	$776,231	$1,465,570	$1,401,652
Net income (loss)	$80,357	$(21,799)	$75,839	$(137,097)
Net Margin	10.7%	(2.8)%	5.2%	(9.8)%
Adjusted as follows:
Interest expense	50,987	36,505	125,498	68,514
Interest income and other, net	(15,817)	(2,452)	(25,588)	(4,869)
Provision for (benefit from) income taxes	15,445	39,167	16,610	(3,517)
Amortization, depreciation and write-offs	119,892	152,688	248,100	281,677
Non-operating foreign exchange loss (gain)	126	(819)	(546)	(1,277)
Stock-based compensation	81,253	57,156	164,219	101,796
Acquisition-related expense	247	1,921	764	16,735
Publisher bonuses[1]	—	—	—	209,635
MoPub acquisition transition services[2]	—	—	—	6,999
Restructuring costs	1,024	7,377	2,316	7,377
Adjusted EBITDA	$333,514	$269,744	$607,212	$545,973
Adjusted EBITDA Margin	44.5%	34.8%	41.4%	39.0%
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
The following table provides our Free Cash Flow for the six months ended June 30, 2023 and 2022, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$518,456	$75,092
Less:
Purchase of property and equipment	(3,819)	(400)
Principal payments on finance leases	(10,915)	(12,326)
Free Cash Flow	$503,722	$62,366
Net cash used in investing activities	$(55,192)	$(1,351,744)
Net cash used in financing activities	$(668,113)	$(335,046)
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
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Core Technologies and Software Platform to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our AI-based advertising engine AXON, AppDiscovery, Adjust, MAX and Wurl will further improve effectiveness for developers. For example, in the second quarter of 2023, we rolled-out our latest AI-based advertising engine, AXON 2.0, which drove sequential improvements to AppDiscovery performance and returns for advertisers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
Retain and grow existing clients
We rely on existing clients for a significant portion of our revenue. As we improve our Software Platform and Apps, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest mobile advertising platforms in the world. We believe there is significant room for us to further expand our relationships with these clients and increase their usage of our Software Platform. We have invested in targeted sales and account-based marketing efforts to identify and showcase opportunities to clients and plan to continue to do so in the future.
In the past, our clients have generally increased their usage of our Software Platform, and as a result, growth from existing clients has been a primary driver of our revenue growth. We must continue to retain our existing clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
Add new clients globally
Our future success depends in part on our ability to acquire new clients. We continue to focus on markets outside the United States to serve the needs of clients globally. During the three months ended June 30, 2023, 42% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to continue to acquire new clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.
Optimization of our AppLovin Apps portfolio
Over the past several years, our Apps have been critical in providing first-party data and audiences for our Software Platform to enable us to test, design, and scale our technologies. Given the recent development of our technology, the current scale of our Software Platform, and the reach of our MAX solution, we believe we can reduce our reliance on the data from our Apps. Beginning in the second quarter of 2022, we performed a strategic review of our Apps portfolio and its cost structure, which we have substantially completed and which has resulted in the divestiture or closure of certain studios, a reduction of headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved Apps Adjusted EBITDA margin, but also contributed to a decline in revenue and MAPs. We continue to optimize the portfolio, focusing on how best to optimize each asset’s contribution to our overall financial performance, and we may periodically take similar actions in the future. We will continue to manage our Apps portfolio for financial return, including investing for growth through new game launches, while remaining open to evaluating opportunities for the retention, restructure, or sale of assets in the future. We believe that our ability to optimize the contribution of our Apps portfolio will continue to affect our revenue growth, profitability, and cash flow.
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our business. From the beginning of 2018 through June 30, 2023, we have invested nearly $4.0 billion in 29 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022.
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
Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Core Technologies and Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In June 2023, Apple announced new SDK privacy controls that will be part of iOS 17, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area (EEA) and UK, which will require, starting in January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau’s (“IAB”) Transparency and Consent Framework when serving ads to users in the EEA or the UK. If publishers do not adopt a Google-certified CMP by this timeframe, only limited ads will be eligible to serve in the EEA and UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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

Current Economic Conditions
We are subject to risks and uncertainties caused by global economic conditions and events with significant macroeconomic impacts, including but not limited to, uncertainty in the global banking and financial services markets, the Russian invasion of Ukraine and increasing friction between the United States and China, including related sanctions. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The mobile gaming and app market continue to be affected by cautious advertiser demand, but we believe that demand has generally stabilized when compared against the second half of 2022. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Ukraine/Russia Conflict
As the Russian invasion of Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. We have taken steps to comply with applicable domestic and international regulatory restrictions on international trade and financial transactions including terminating or suspending contracts with [certain] clients and vendors in Russia and Belarus. Revenues associated with clients and vendors in Russia and Belarus are not material to our consolidated financial results, and we anticipate that the termination of Russian and Belarus clients and vendors will not have a material impact on our business or other client relationships. Management and our Board of Directors are monitoring the regional and global ramifications of the continuing events. Our cybersecurity teams are continually monitoring for any attacks originating from this region that could cause disruption to our platform, systems, and networks, which could result in security breaches or data loss, damage to our brand, or reduce demand for our products and services.
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
We plan to continue to invest in research and development to continue to enhance our Core Technologies and Software Platform, and to improve existing games and develop new games. As a result, we expect research and development expenses to increase in absolute dollars over the long term, though they may fluctuate period-over-period in the near term as we reassess in which areas to focus our investment. We also expect our research and development expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to enhance our Core Technologies and Software Platform, and to decrease over the long term as we benefit from greater scale.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$750,165	$776,231	$1,465,570	$1,401,652
Costs and expenses:
Cost of revenue(1)(2)	258,575	303,929	520,535	585,709
Sales and marketing(1)(2)	192,427	232,096	395,403	522,229
Research and development(1)	137,424	141,108	282,275	267,358
General and administrative(1)	30,411	45,743	74,982	100,988
Total costs and expenses	618,837	722,876	1,273,195	1,476,284
Income (loss) from operations	131,328	53,355	192,375	(74,632)
Other income (expense):
Interest expense	(50,987)	(36,505)	(125,498)	(68,514)
Interest income and other, net	15,461	518	25,572	2,532
Total other expense, net	(35,526)	(35,987)	(99,926)	(65,982)
Income (loss) before income taxes	95,802	17,368	92,449	(140,614)
Provision for (benefit from) income taxes	15,445	39,167	16,610	(3,517)
Net income (loss)	$80,357	$(21,799)	$75,839	$(137,097)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,317	$2,706	$2,633	$3,758
Sales and marketing	19,413	13,432	36,096	20,351
Research and development	55,946	25,890	105,875	46,519
General and administrative	4,577	15,128	19,615	31,168
Total stock-based compensation	$81,253	$57,156	$164,219	$101,796
(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$96,138	$126,237	$194,782	$230,856
Sales and marketing	16,780	16,532	33,568	32,924
Total amortization expense related to acquired intangibles	$112,918	$142,769	$228,350	$263,780

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	34%	39%	36%	42%
Sales and marketing	26%	30%	27%	37%
Research and development	18%	18%	19%	19%
General and administrative	4%	6%	5%	7%
Total costs and expenses	82%	93%	87%	105%
Income (loss) from operations	18%	7%	13%	(5)%
Other income (expense):
Interest expense	(7)%	(5)%	(9)%	(5)%
Interest income and other, net	2%	—%	2%	—%
Total other expense, net	(5)%	(5)%	(7)%	(5)%
Income (loss) before income taxes	13%	2%	6%	(10)%
Provision for (benefit from) income taxes	2%	5%	1%	—%
Net income (loss)	11%	(3)%	5%	(10)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		2022 to 2023 % change	Six Months Ended June 30,		2022 to 2023 % change
	2023	2022		2023	2022
	(in thousands, except percentages)
Software Platform Revenue	$406,063	$317,540	28%	$760,821	$436,380	74%
In-App Purchases Revenue	233,625	303,268	(23)%	484,953	642,740	(25)%
In-App Advertising Revenue	110,477	155,423	(29)%	219,796	322,532	(32)%
Total Apps Revenue	344,102	458,691	(25)%	704,749	965,272	(27)%
Total Revenue	$750,165	$776,231	(3)%	$1,465,570	$1,401,652	5%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
For the three months ended June 30, 2023, our Software Platform Revenue increased by $88.5 million, or 28%, compared to the same period in the prior year primarily due to AppDiscovery where net revenue per installation increased 38%, partially offset by a 8% decrease in the volume of installations. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended June 30, 2023, our Apps Revenue decreased by $114.6 million, or 25%, from the prior year period. For the three months ended June 30, 2023, our IAP Revenue from Apps decreased by $69.6 million, or 23%, from the prior year period, due primarily to a 17% decrease in the volume of in-app purchases and a 7% decrease in price per in-app purchase, driven by a reduction in user acquisition spend and the sale of certain assets as part of the strategic review and optimization of our Apps portfolio. Our IAA Revenue from Apps decreased by $44.9 million, or 29%, from the prior year period, due primarily to a 48% decrease in price per advertising impression, partially offset by a 37% increase in the volume of advertising impressions.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
For the six months ended June 30, 2023, our Software Platform Revenue increased by $324.4 million, or 74%, compared to the same period in the prior year, due primarily to publisher bonuses of $209.6 million accounted for as a reduction to revenue in the prior year period. The increase in Software Platform revenue was also due to AppDiscovery, where net revenue per installation increased 42%, partially offset by a 11% decrease in the volume of installations.
For the six months ended June 30, 2023, our Apps Revenue decreased by $260.5 million, or 27%, from the prior year period. For the six months ended June 30, 2022, our IAP Revenue from Apps decreased by $157.8 million, or 25%, from the prior year period, primarily due to a 22% decrease in the volume of in-app purchases and a 4% decrease in price per in-app purchase, driven by a reduction in user acquisition spend and the sale of certain assets as part of the strategic review and optimization of our Apps portfolio. Our IAA Revenue declined $102.7 million, or 32%, due primarily to a 46% decrease in price per advertising impression compared to the prior year period, partially offset by a 25% increase in the volume of advertising impressions.
Cost of revenue

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Cost of revenue	$258,575	$303,929	(15)%	$520,535	$585,709	(11)%
Percentage of revenue	34%	39%		36%	42%
Cost of revenue in the three months ended June 30, 2023 decreased by $45.4 million, or 15%, compared to the same period in the prior year, due primarily to a decrease of $31.1 million in amortization of intangible assets resulting from the sale of certain assets within our Apps segment during the second half of 2022 and a decrease of $17.4 million in third-party payment processing fees driven by a decrease in IAP revenue.
Cost of revenue in the six months ended June 30, 2023 decreased by $65.2 million, or 11%, compared to the same period in the prior year. The decrease in the six months ended June 30, 2023 was due primarily to a decrease of $43.4 million in third-party payment processing fees driven by a decrease in IAP revenue and a decrease of $38.2 million in amortization of intangible assets resulting from the sale of certain assets within our Apps segment during the second half of 2022, partially offset by an increase of $13.9 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Sales and marketing

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Sales and marketing	$192,427	$232,096	(17)%	$395,403	$522,229	(24)%
Percentage of revenue	26%	30%		27%	37%
Sales and marketing expenses in the three months ended June 30, 2023 decreased by $39.7 million, or 17%, compared to the same period in the prior year, due primarily to a decrease of $38.7 million in user acquisition costs as a result of the strategic review and optimization of our Apps portfolio.
Sales and marketing expenses in the six months ended June 30, 2023 decreased by $126.8 million, or 24%, compared to the same period in the prior year primarily due to a $135.5 million decrease in user acquisition costs as a result of the strategic review and optimization of our Apps portfolio, partially offset by an increase of $18.7 million in personnel-related expenses related to an increase in stock-based compensation expense.

Research and development

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Research and development	$137,424	$141,108	(3)%	$282,275	$267,358	6%
Percentage of revenue	18%	18%		19%	19%
Research and development expenses in the three months ended June 30, 2023 decreased by $3.7 million, or 3%, compared to the same period in the prior year. This decrease was primarily due to a decrease of $26.6 million in professional services costs related to development of new apps by third parties, partially offset by an increase of $23.7 million in personnel-related expenses primarily related to an increase in stock-based compensation expense.
Research and development expenses in the six months ended June 30, 2023 increased by $14.9 million, or 6%, compared to the same period in the prior year. This increase was primarily due to an increase of $55.3 million in personnel-related expenses primarily related to an increase in stock-based compensation expense, partially offset by a decrease of $45.4 million in professional services costs related to development and maintenance of apps by third parties.
General and administrative

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
General and administrative	$30,411	$45,743	(34)%	$74,982	$100,988	(26)%
Percentage of revenue	4%	6%		5%	7%
General and administrative expenses in the three months ended June 30, 2023 decreased by $15.3 million, or 34%, compared to the same period in the prior year, due primarily to a decrease of $13.7 million in personnel-related expenses primarily related to a decrease in stock-based compensation expense, as well as a decrease of $1.9 million in professional services costs associated with a reduction in acquisition-related expenses.
General and administrative expenses in the six months ended June 30, 2023 decreased by $26.0 million, or 26%, compared to the same period in the prior year. This decrease was primarily due to a $13.1 million decrease in stock-based compensation expense as well as $12.7 million in acquisition-related stamp duty taxes recognized in the prior year period.
Interest expense

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Interest expense	$(50,987)	$(36,505)	40%	$(125,498)	$(68,514)	83%
Percentage of revenue	(7)%	(5)%		(9)%	(5)%
In the three months ended June 30, 2023, interest expense increased by $14.5 million, or 40%, compared to the same period in the prior year, due primarily to an increase in the interest rate for our outstanding debt.
In the six months ended June 30, 2023, interest expense increased by $57.0 million, or 83%, compared to the same period in the prior year, due primarily to an increase in the interest rate for our outstanding debt.

Interest income and other, net

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Interest income and other, net	$15,461	$518	*	$25,572	$2,532	910%
Percentage of revenue	2%	—%		2%	—%
*Percentage not meaningful
In the three months ended June 30, 2023, interest income and other, net increased by $14.9 million compared to the same period in the prior year, due primarily to a $10.4 million increase in interest income earned on our cash and cash equivalents driven by an increase in interest rates and a $4.4 million unrealized gain related to the change in the carrying value of non-marketable equity securities.
In the six months ended June 30, 2023, interest income and other, net increased by $23.0 million, or 910%, compared to the same period in the prior year, due primarily to a $22.5 million increase in interest income earned on our cash and cash equivalents driven by an increase in interest rates.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Provision for (benefit from) Income Taxes	$15,445	$39,167	(61)%	$16,610	$(3,517)	(572)%
Percentage of revenue	2%	5%		1%	—%
In the three months ended June 30, 2023, the provision for income taxes decreased by $23.7 million, or 61%, compared to the same period in the prior year. The decrease was primarily driven by lower non-deductible stock-based compensation expense, lower global intangible low-taxed income, and lower valuation allowance, partially offset by lower benefits from foreign-derived intangible income deduction and research and development credits.

In the six months ended June 30, 2023, provision for income taxes increased by $20.1 million or 572% compared to the same period in the prior year. This increase was primarily driven by higher income from operations in the six months ended June 30, 2023.
Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$272,886	$196,744	39%	$491,580	$432,299	14%
Apps Adjusted EBITDA	60,628	73,000	(17)%	115,632	113,674	2%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The $76.1 million, or 39%, increase in Software Platform Adjusted EBITDA for the three months ended June 30, 2023 was primarily driven by an increase in Software Platform revenue of $88.5 million, partially offset by an increase of $4.5 million in personnel-related expenses.
The $12.4 million, or 17%, decrease in Apps Adjusted EBITDA for the three months ended June 30, 2023 was primarily driven by a decrease in Apps Revenue of $114.6 million, partially offset by a decrease of $38.7 million in user acquisition costs, a decrease of $31.7 million in professional services costs related to the marketing, development and maintenance of apps by third parties, a decrease of $17.4 million in third-party payment processing fees related to in-app purchases, and a decrease of $7.1 million in personnel-related expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The $59.3 million, or 14%, increase in Software Platform Adjusted EBITDA for the six months ended June 30, 2023 was primarily driven by an increase in Software Platform revenue of $324.4 million, partially offset by an increase of $24.4 million in personnel-related expenses related to an increase in headcount primarily due to the acquisition of Wurl in April 2022 and an increase of $17.3 million in expenses associated with operating our network infrastructure. In addition, Software Platform Adjusted EBITDA for the six months ended June 30, 2022 has been adjusted to exclude publisher bonuses of $209.6 million in the period.
The $2.0 million, or 2%, increase in Apps Adjusted EBITDA for the six months ended June 30, 2023 was primarily driven by a decrease in Apps Revenue of $260.5 million, partially offset by a $135.5 million decrease in user acquisition costs, a $57.5 million decrease in professional services costs related to development of new apps by third parties, a $43.4 million decrease in third-party payment processing fees related to in-app purchases, and a $14.5 million decrease in personnel-related expenses.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our capital stock and borrowings made under our Credit Agreement, as defined below. As of June 30, 2023, we had cash and cash equivalents of $0.9 billion.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$518,456	$75,092
Net cash used in investing activities	$(55,192)	$(1,351,744)
Net cash used in financing activities	$(668,113)	$(335,046)
Operating Activities
Net cash provided by operating activities was $518.5 million for the six months ended June 30, 2023, primarily consisting of $75.8 million of net income, adjusted for certain non-cash items, which included $248.1 million of amortization, depreciation, and write-offs, $164.2 million of stock-based compensation expense, $6.9 million of change in operating right of use assets, and $6.6 million of amortization of debt issuance costs and discount, partially offset by a net decrease in operating assets and liabilities of $17.8 million. The net decrease in the operating assets and liabilities was primarily driven by a decrease in accounts receivable and deferred revenue, offset by lower accounts payable and operating lease liabilities.
Net cash provided by operating activities was $75.1 million for the six months ended June 30, 2022, primarily consisting of a $137.1 million net loss, adjusted for certain non-cash items, which included $281.7 million of amortization, depreciation, and write-offs, $101.8 million of stock-based compensation expense, $10.6 million of change in operating right of use asset, $6.8 million of amortization of debt issuance costs and discount, and $1.8 million of net unrealized losses on fair value remeasurements, partially offset by a net increase in operating assets and liabilities of $189.1 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses, and other current assets and decreases in operating lease liabilities and deferred revenue, partially offset by higher accounts payable and accrued and other liabilities.

Investing Activities
Net cash used in investing activities was $55.2 million for the six months ended June 30, 2023, primarily consisting of $38.4 million related to earn-out payments associated with asset acquisitions and $16.8 million in purchases of non-marketable equity securities, partially offset by $8.3 million in proceeds from the sale of assets.
Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2022, primarily consisting of $1.3 billion related to acquisitions and $56.5 million in purchases of non-marketable investments and other, partially offset by $2.2 million in proceeds from other investing activity.
Financing Activities
Net cash used in financing activities was $668.1 million for the six months ended June 30, 2023, primarily consisting of repurchases of stock under the repurchase program of $572.1 million, payments for withholding taxes related to the net share settlement of restricted stock units of $56.6 million, repayments of debt principal of $16.7 million, payments for license asset obligations of $15.3 million, and principal payments on finance leases of $10.9 million, partially offset by $6.5 million in proceeds from the exercise of stock options.
Net cash used in financing activities was $335.0 million for the six months ended June 30, 2022, primarily consisting of repurchases of stock under the repurchase program of $244.0 million, payments for deferred acquisition costs of $71.7 million, payments for license asset obligations of $17.4 million, payments for finance leases of $12.3 million, and repayments of debt principal of $9.2 million, partially offset by $15.9 million in proceeds from the exercise of stock options.
Share Repurchase Program
During the six months ended June 30, 2023, we repurchased 30,880,452 shares of Class A common stock for an aggregate amount, including commissions and fees, of $579.8 million. Subsequent to June 30, 2023, the Company repurchased 784,833 shares of its Class A common stock for an aggregate amount, including commissions and fees, of $21.0 million pursuant to the Share Repurchase Program through August 8, 2023. For additional information see Note 7 – Equity and Note 13 – Subsequent Events.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility. In January 2023, we entered into Amendment No. 7 to the Credit Agreement to transition the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”), which included a 10 basis-point credit spread adjustment. In June 2023, we entered into Amendment No. 8 to the Credit Agreement to extend the maturity date with respect to the revolving credit facility to the earlier of 91 days prior to the final maturity of any term loan under the Credit Agreement (unless all term loans with a maturity date earlier than October 25, 2028 have been repaid in full prior to such date) and June 12, 2028, and increase the maximum commitment of the revolving credit facility by $10.0 million to an aggregate of $610.0 million. There were no other material changes to our debt and the related Credit Agreement since December 31, 2022.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2022 Annual Report on Form 10-K filed with the SEC.

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
From time to time, we enter into pay-fixed receive-variable interest rate swap agreements as part of our interest rate risk management strategy in connection with our $3.2 billion of outstanding indebtedness, which is subject to variable interest rates. Such agreements effectively fix the borrowing rates on a notional amount of $1.8 billion to provide an economic hedge against the risk of rising interest rates during the terms of these agreements. We do not designate the interest rate swaps as hedging instruments for accounting purposes and record unrealized gains and losses related to the change in fair value of such interest rate swaps through interest expense in our condensed consolidated statement of operations. However, such gains and losses would only be realized upon the cash settlement of the interest rate swaps. A hypothetical 100 basis point change in interest rates would not have a material impact on our cash interest expense for the three months ended June 30, 2023.
There have been no other material changes to our market risk since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•risks related to the expansion and diversification of our operations, in the United States and globally, and possibly through future strategic acquisitions and partnerships;
•our expansion into new business opportunities and our ability to effectively manage our growing international operations;
•our ability to realize the value of our Apps portfolio;
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
•the use of machine learning ("ML") and artificial intelligence ("AI") in our offerings and business;
Legal and Regulatory Matters
•changes in laws and regulations concerning privacy, information security, data protection, consumer protection, AI, advertising, tracking, targeting, and protection of minors;
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
•our ability to realize tax savings from our international structure;
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
•the success of our strategic review of our Apps portfolio;
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
•changes in the legislative or regulatory environment, including with respect to privacy, data protection, and AI or actions by governments or regulators, including fines, orders, or consent decrees;
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
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of uncertainty in the global banking and financial services markets, political tension and escalation in countries such as Russia and China, inflation, and rising interest rates, which may impact the other factors described above.
In particular, it is difficult to predict if, when, or how quickly newly-launched software may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Core Technologies and Software Platform, and consistently and timely launch new Apps. It is difficult for us to predict with certainty when we will expand our Software Platform suite or launch a new App as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Software Platform offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or maintain or improve existing Apps, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.

The failure to attract new clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue is Software Platform Revenue and In-App Advertising ("IAA") Revenue from our Apps. Software Platform Revenue is mostly from AppDiscovery, is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model. IAA Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of mobile games. As is common in the mobile app ecosystem and in the advertising industry, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
Revenue could also be impacted by a number of other factors, including:
•our ability to attract and retain clients;
•our ability to improve the effectiveness and predictability of our advertising and maintain and improve our AI-based advertising engine AXON;
•our ability to maintain or increase advertiser demand and third-party publisher supply, the quantity or quality of advertisements shown to users, or our pricing of advertisements;
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
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt in or opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the "GDPR"), ePrivacy Directive, the California Consumer Privacy Act (the "CCPA") as amended by the California Privacy Rights Act (the "CPRA") and similar U.S. multi-state privacy laws, and the Children’s Online Privacy Protection Act (the "COPPA");
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including inflation, rising interest rates, uncertainty in the global banking and financial services markets, the war in Ukraine, political tension between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.

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

Cyberattacks continue to evolve in sophistication and volume, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Core Technologies, Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others.
Additionally, our Core Technologies, Software Platform, and other offerings operate in conjunction with, and we are in some cases dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, and additional or new obligations, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other security incident in a timely manner, or implement adequate preventative measures. Furthermore, the use of AI technology in our platform, services, and components, or in third-party products and services, may result in new and enhanced security risks, related liability, and harm to our reputation.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we anticipate that we will discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, in connection with such efforts or otherwise, whether owing to our data limitations, the scale of activity on our Core Technologies and Software Platform, challenges related to our personnel working remotely, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use or other processing of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline or instances of spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
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
Our business also currently depends in part on the growth and evolution of the internet, especially mobile internet-enabled devices. The number of people using mobile internet-enabled devices has increased rapidly over time, and we expect that this trend will continue. However, the mobile app ecosystem may not grow in the way we anticipate. We must continually anticipate and adapt to emerging technologies to stay competitive, including the development of AI and its impacts on the mobile app ecosystem. As the technological infrastructure for internet access improves and evolves, consumers will be presented with more opportunities to access apps and play games on a variety of devices and platforms and to experience other leisure activities that may compete with mobile apps. Forecasting the financial impact of these emerging technologies and business models is inherently uncertain and volatile. If we decide to support a new technology or business model in the future, it may require partnering with a new platform, technology, or business partner, which may be on terms that are less favorable to us than those for traditional technologies or business models.
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
General macroeconomic conditions, such as inflation, rising interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from uncertainty in the global banking and financial services markets, increasing friction between the United States and China and related sanctions, Russia's invasion of Ukraine or otherwise, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Software Platform. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have a partner studio located in Belarus with additional operations in Ukraine. The impact of Russia's invasion of Ukraine on such partner studios' operations and other consulting resources will likely result in our continuing to incur costs to support our team members and address related challenges. In addition, our management has spent time and attention on these and related events and will continue to monitor and assess the ongoing disruptions to our team members, our management, and our operations, each of which could potentially harm our business. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities.
Further, we have operations in China and the continuing tension between the U.S. and China may impact our business and results of operations in the future. The U.S. government has restricted the ability to send certain products and technology to China without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. While our current products are not restricted by these controls, such controls or future restrictions could impact our business in the future. It also is possible that the Chinese government will retaliate in ways that could impact our business.
While not material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to Russia's invasion of Ukraine and the tension between the U.S. and China, including but not limited to, risks related to cybersecurity, sanctions, regulatory changes, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments or further sanctions related to that region, we may be subject to penalties or other negative consequences which could adversely impact our business.
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
In addition, our ability to execute our strategy depends in part on our continued ability and the continued ability of our Partner Studios to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game development, product management, engineering, AI, machine learning, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in Silicon Valley, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be challenging as we continue to navigate the global remote working environment. With the general shift to remote work, we are able to tap into candidate pools previously unavailable to us, but candidates have also sought increased flexibility and may have more options available to them. We have and will continue to devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of the global remote working environment on our business and employees. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, we acquired Adjust gmbH in April 2021, Twitter's MoPub business in January 2022 and Wurl, Inc. in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than our recent acquisitions.
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
We will continue to consider opportunities to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Adjust, the MoPub business, and Wurl.
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
We have substantially completed our strategic review of our Apps portfolio and its cost structure, and we continue to optimize the portfolio, focusing on identifying those assets which contribute value and how best to optimize each of those asset’s contribution to our overall financial performance. This review has resulted in the divestiture or closure of certain studios, a reduction of headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved Apps Adjusted EBITDA margin, but also contributed to a decline in Apps revenue and MAPs compared to periods before such adjustments. In addition, our strategic review and any restructuring actions may lead to claims being made on behalf of affected employees, which could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties which could affect our reputation, business, and results of operations. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review, and we may incur near term impacts to our results of operations due to our strategic review. For example, in 2022 we incurred $127.9 million in impairment and loss in connection with the sale of certain assets resulting from our strategic review of the Apps portfolio. As a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If our strategic review does not result in our proposed outcomes or meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.

While our portfolio review is substantially completed, we continue to carefully consider the full range of options to optimize our Apps portfolio and maximize value to our shareholders, including periodically evaluating potential transactions with third parties related to our Apps portfolio and other strategic and financial alternatives. However, we can provide no assurance that any transaction with a third party or other strategic alternative, if pursued, will have a positive impact on our results of operations or financial condition.
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

For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. In June 2023, Apple announced new app privacy controls that will be part of iOS 17, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. Apple has indicated it will start checking privacy manifests and will publish a list of privacy-impacting SDKs and allowed reasons in Fall 2023, and expects privacy manifests and signatures to become part of the App Store review in Spring 2024.
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. Additionally, in May 2023, Google announced new CMP requirements for ads served in the EEA and UK, which will require, starting in January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the IAB's Transparency and Consent Framework when serving ads to users in the EEA or the UK. If publishers do not adopt a Google-certified CMP within this timeframe, only limited ads will be eligible to serve in the EEA and UK. We are preparing our Owned Studios and Partner Studios to adapt to these upcoming changes. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google may adversely affect our business, financial condition, and results of operations.
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
•retain and motivate talented and experienced developers and other key personnel from such acquisitions and investments; and

•optimize the value of our Apps portfolio, including actions we may take that reduce Apps revenue in order to seek higher margins and the effects of the review on morale and personnel.

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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the six months ended June 30, 2023, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 16% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. For example, in the six months ended June 30, 2023, our IAP Revenue decreased, primarily due to decreases in revenue from Project Makeover and Matchington Mansion, and continued declines in these Apps may significantly impact our Apps segment. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our Software Platform revenue has expanded rapidly, in particular since the launch of our advertising engine AXON. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies.
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
•political, economic, macroeconomic climate and social instability, including impacts related to labor, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including Russia’s invasion of Ukraine, increasing friction between the United States and China, and the impacts on their respective regions and the regional and global economy;
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
We believe that establishing and maintaining the AppLovin brand is critical to maintaining and creating favorable relationships with, and our ability to attract, new clients, and key personnel. Increasing awareness of the AppLovin brand will depend largely upon our marketing efforts and our ability to successfully differentiate our Software Platform from the offerings of our competitors. In addition, successfully globalizing and extending our brand requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our Software Platform, our business, financial condition, and results of operations could be adversely affected.
We have made public commitments to our corporate Environmental, Social, and Governance ("ESG") and human capital management initiatives, including our environmental impact towards a sustainable future. Any perceived changes in our dedication to these commitments or our failure to achieve progress in these areas could adversely impact our relationships with our customers and employees, affect our reputation and the value of our brand.

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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we have relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses that must replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We are in the process of assessing these developments and their impact on our data transfer mechanisms. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law ("LGPD"). In August 2021, China passed a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications ("ePrivacy Regulation"), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. On February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, ePrivacy Regulation could have broad impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council.
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for users residing in the state, including a private right of action for data breaches. The CPRA was approved by California voters in November 2020, went into effect on January 1, 2023, and significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states are considering, and in some cases have enacted, comprehensive privacy legislation, some of which provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. For example, several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. The U.S. federal government is also contemplating federal privacy legislation. Our efforts to comply with existing and future legal requirements have required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.
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
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the mobile app ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Software Platform grows and evolves, including through the use of and integration of AI technologies, and our Software Platform and our Apps are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, the EU Artificial Intelligence Act was proposed on April 21, 2021 by the European Commission and aims to introduce a common regulatory and legal framework for AI. The proposal, among other things, regulates AI providers and entities making use of AI tools in a professional capacity, and would require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
The development and use of AI in our business, combined with an uncertain regulatory environment, may adversely affect our business, reputation, financial condition or results of operations.
We use AI technologies in our offerings and business, and we are investing in the expansion of our AI capabilities, including our latest AI-based advertising engine, AXON 2.0, as well as developing new product features using AI technologies, including possibly generative AI. These technologies are complex and rapidly evolving. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, financial condition or results of operations. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use of third-party AI technologies in connection with our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.

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
Our Core Technologies, Software Platform, and Apps may be subject to U.S. export controls including the Export Administration Regulations. Under these regulations, exports of our products and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable.
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required export authorizations. These laws, regulations, and sanctions are rapidly evolving and may be in conflict across international jurisdictions, leading to uncertainty and difficulty in achieving full compliance. Should we violate such existing or similar future sanctions or regulations, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.
We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws, including implementation of IP address blocking and sanctioned person screening, and continue to reevaluate and further enhance our policies and procedures relating to export control and sanctions compliance. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. If we are found to be in violation of U.S. sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses or permits, it can result in significant penalties and government investigations, as well as reputational harm and loss of business. Knowing and willful violations can result in possible incarcerations for responsible employees and managers.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Further, beginning in 2022, the 2017 Tax Act requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. The Inflation Reduction Act of 2022 (the "IRA"), enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The IRA also imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. Finally, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. For example, the Council of the European Union has adopted a proposed 15% global minimum tax for enactment by European Union member states, with implementation into the domestic laws of those states by the end of 2023. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We collect sales taxes and value added taxes in a number of jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under the Wayfair decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the Wayfair decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
We may not be able to realize tax savings from our international structure, which could materially and adversely affect our results of operations.
We recently completed an international restructuring that included the inter-entity license of certain intellectual property and other assets used in the business to our Singapore subsidiary. This structure may be challenged by tax authorities, and if such challenges are successful, the tax consequence we expect to realize could be adversely affected. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could materially and adversely affect our financial condition and results of operations.
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
We are aware that some unauthorized copying of our Apps occurs, and if a significantly greater amount of unauthorized copying of our Apps were to occur, it could adversely affect our business. In addition, even if authorized copying of our Apps occurs, third-party platforms may not remove infringing material. We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies. For example, laws relating to intellectual property ownership and license rights, including copyright, with respect to AI and the use of tools containing AI have not been fully interpreted by U.S. courts or been fully addressed by federal or state regulations. As a result, our ability to fully protect our products, technologies and solutions under current and future legal regimes, especially as it relates to AI tools and technologies, may be limited or impacted by future laws, regulations, interpretations or other legislative or judicial actions. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.
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
We use open source software in our Core Technologies, Software Platform, and Apps and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate continuing to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, under some open source licenses, if we combine our proprietary software with open source software in a certain manner, third parties may claim ownership of, a license to, or demand release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code. Such third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software and open source software could incorporate AI generated code which may be a result of hallucinatory behavior. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, reputation, financial condition, and results of operations.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2028. As of June 30, 2023, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.20 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2023, the Voting Agreement Parties collectively held approximately 85.8% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
In February 2022, we announced that our board of directors authorized the repurchase of up to $750.0 million of our Class A common stock over time. In May 2023, we authorized an increase to the repurchase program of $296.0 million. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2023, we issued 61,132 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30	6,266	$16.31	6,266	$233
May 1 - 31	17,667	$21.05	17,667	$165
June 1 - 30	1,550	$24.05	1,550	$128
Total	25,483		25,483

(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In May 2023, our board of directors authorized an increase to the repurchase program of $296.0 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 7 - Equity in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes costs associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On May 25, 2023, Eduardo Vivas, a member of our board of directors, and Arutyunyan Family Trust U/A/D 12/1/20 (the “Trust”), a trust for the benefit of members of Mr. Vivas’s immediate family, entered into a Rule 10b5-1 trading arrangement providing for the sale of up to an aggregate of 1,200,000 shares of our Class A common stock held by Mr. Vivas and 5,072 shares of our Class A common stock held by the Trust. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c) and was intended to be effective until August 6, 2024. On June 13, 2023, Mr. Vivas and the Trust terminated this trading arrangement. On June 13, 2023, Mr. Vivas and the Trust entered into a Rule 10b5-1 trading arrangement that covers the sale of up to an aggregate of 1,200,000 shares of our Class A common stock held by Mr. Vivas and 5,072 shares of our Class A common stock held by the Trust and runs until August 6, 2024, or earlier if all transactions under the 10b5-1 Plan are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
Mr. Vivas disclaims beneficial ownership of the securities held by the Trust, and the preceding paragraphs are not an admission that Mr. Vivas is the beneficial owner of such securities for purposes of Section 16 or any other purpose.
On June 14, 2023, Herald Chen, our President, Chief Financial Officer and a member of our board of directors, entered into a Rule 10b5-1 trading arrangement providing for the sale of up to an aggregate of 1,200,000 shares of our Class A common stock held by Mr. Chen and runs from January 1, 2024 until December 31, 2025, or earlier if all transactions under the 10b5-1 Plan are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Share Repurchase Agreement, dated May 17, 2023	8-K	001-40325	10.1	May 17, 2023

10.2	Amendment No. 8 to Credit Agreement, by and between the registrant, the lenders from time to time thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties thereto, dated June 12, 2023.	8-K	001-40325	10.1	June 12, 2023

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: August 9, 2023	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)