Form 10-Q
period 2023-09-30
AppLovin Corp
filed 2023-11-08
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2023, the number of shares of the registrant’s Class A common stock outstanding was 264,638,950 and the number of shares of the registrant’s Class B common stock outstanding was 71,162,622.

			Page
PART I		FINANCIAL INFORMATION (UNAUDITED)	3
	Item 1.	Condensed Consolidated Financial Statements	3
		Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4
		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	5
		Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	6
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	8
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
	Item 4.	Controls and Procedures	40

PART II		OTHER INFORMATION	41
	Item 1.	Legal Proceedings	41
	Item 1A.	Risk Factors	41
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
	Item 5.	Other Information	80
	Item 6.	Exhibits	82
		Signatures	83

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
•our expectations regarding the macroeconomic environment, including rising inflation and interest rates, uncertainty in the global banking and financial services markets, the war in Ukraine and the crisis in the Middle East; and
•our ability to maintain, protect and enhance our intellectual property.
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$332,491	$1,080,484
Accounts receivable, net	849,140	702,814
Prepaid expenses and other current assets	119,161	155,785
Total current assets	1,300,792	1,939,083
Property and equipment, net	102,156	78,543
Operating lease right-of-use assets	52,998	60,379
Goodwill	1,813,567	1,823,755
Intangible assets, net	1,386,591	1,677,660
Other assets	349,124	268,426
Total assets	$5,005,228	$5,847,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$281,103	$273,196
Accrued and other current liabilities	181,679	147,801
Licensed asset obligation	13,389	15,254
Short-term debt	215,000	33,310
Deferred revenue	77,899	64,018
Operating lease liabilities	13,800	14,334
Deferred acquisition costs, current	22,604	31,045
Total current liabilities	805,474	578,958
Long-term debt	2,912,302	3,178,412
Operating lease liabilities, non-current	46,887	54,153
Licensed asset obligation, non-current	11,794	26,970
Other non-current liabilities	132,981	106,676
Total liabilities	3,909,438	3,945,169
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 335,783,928 (Class A 264,621,306 and Class B 71,162,622) and 373,873,683 (Class A 302,711,061 and Class B 71,162,622) shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	2,174,658	3,155,748
Accumulated other comprehensive loss	(93,657)	(83,382)
Accumulated deficit	(985,222)	(1,169,700)
Total stockholders’ equity	1,095,790	1,902,677
Total liabilities and stockholders’ equity	$5,005,228	$5,847,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$864,256	$713,099	$2,329,826	$2,114,751
Costs and expenses:
Cost of revenue	265,049	300,988	785,584	886,697
Sales and marketing	212,352	196,785	607,755	719,014
Research and development	159,288	122,059	441,563	389,417
General and administrative	41,249	44,000	116,231	144,988
Total costs and expenses	677,938	663,832	1,951,133	2,140,116
Income (loss) from operations	186,318	49,267	378,693	(25,365)
Other income (expense):
Interest expense and loss on settlement of debt	(78,583)	(48,627)	(204,081)	(117,141)
Interest income and other, net	1,490	969	27,062	3,501
Total other expense, net	(77,093)	(47,658)	(177,019)	(113,640)
Income (loss) before income taxes	109,225	1,609	201,674	(139,005)
Provision for (benefit from) income taxes	586	(22,053)	17,196	(25,570)
Net income (loss)	108,639	23,662	184,478	(113,435)
Less: Net loss attributable to noncontrolling interest	—	(109)	—	(201)
Net income (loss) attributable to AppLovin	$108,639	$23,771	$184,478	$(113,234)
Less: Net income attributable to participating securities	$804	$122	$963	$—
Net income (loss) attributable to AppLovin common stockholders:
Basic	$107,835	$23,649	$183,515	$(113,234)
Diluted	$107,869	$23,653	$183,545	$(113,234)
Net income (loss) per share attributable to AppLovin common stockholders:
Basic	$0.32	$0.06	$0.51	$(0.30)
Diluted	$0.30	$0.06	$0.50	$(0.30)
Weighted average common shares used to compute net income (loss) per share attributable to AppLovin common stockholders:
Basic	341,435,759	369,389,170	357,009,609	371,736,763
Diluted	356,906,222	378,462,207	368,259,513	371,736,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$108,639	$23,662	$184,478	$(113,435)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(17,127)	(11,794)	(10,275)	(94,691)
Total other comprehensive loss, net of tax	(17,127)	(11,794)	(10,275)	(94,691)
Comprehensive income (loss) including noncontrolling interest	91,512	11,868	174,203	(208,126)
Less: Comprehensive loss attributable to noncontrolling interest	—	(109)	—	(201)
Comprehensive income (loss) attributable to AppLovin	$91,512	$11,977	$174,203	$(207,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Par Value
Balance as of December 31, 2022	$—	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	—	4,061,015	—	2,974	—	—	2,974
Shares withheld related to net share settlement	—	(1,281,849)	—	(19,167)	—	—	(19,167)
Repurchase of Class A common stock	—	(5,396,617)	—	(76,358)	—	—	(76,358)
Stock-based compensation	—	—	—	82,966	—	—	82,966
Total other comprehensive income, net of tax	—	—	—	—	10,006	—	10,006
Net loss	—	—	—	—	—	(4,518)	(4,518)
Balance as of March 31, 2023	$—	371,256,232	$11	$3,146,163	$(73,376)	$(1,174,218)	$1,898,580
Stock issued in connection with equity awards	—	4,053,303	—	3,677	—	—	3,677
Shares withheld related to net share settlement	—	(1,503,757)	—	(37,436)	—	—	(37,436)
Repurchase of Class A common stock	—	(25,483,835)	—	(503,448)	—	—	(503,448)
Issuance of Class A common stock under employee stock purchase plan	—	174,670	—	2,071	—	—	2,071
Stock-based compensation	—	—	—	76,753	—	—	76,753
Total other comprehensive loss, net of tax	—	—	—	—	(3,154)	—	(3,154)
Net income	—	—	—	—	—	80,357	80,357
Balance as of June 30, 2023	$—	348,496,613	$11	$2,687,780	$(76,530)	$(1,093,861)	$1,517,400
Stock issued in connection with equity awards	—	4,621,926	—	11,319	—	—	11,319
Shares withheld related to net share settlement	—	(1,549,778)	—	(59,243)	—	—	(59,243)
Repurchase of Class A common stock	—	(15,784,833)	—	(573,787)	—	—	(573,787)
Stock-based compensation	—	—	—	108,589	—	—	108,589
Total other comprehensive loss, net of tax	—	—	—	—	(17,127)	—	(17,127)
Net income	—	—	—	—	—	108,639	108,639
Balance as of September 30, 2023	$—	335,783,928	$11	$2,174,658	$(93,657)	$(985,222)	$1,095,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Par Value
Balance as of December 31, 2021	$201	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	1,179,554	—	6,541	—	—	6,541
Shares withheld related to net share settlement	—	(89,319)	—	(4,227)	—	—	(4,227)
Repurchase of Class A common stock	—	(893,556)	—	(43,697)	—	—	(43,697)
Stock-based compensation	—	—	—	44,377	—	—	44,377
Total other comprehensive loss, net of tax	—	—	—	—	(13,532)	—	(13,532)
Net loss	(41)	—	—	—	—	(115,257)	(115,257)
Balance as of March 31, 2022	$160	375,286,039	$11	$3,163,481	$(58,986)	$(1,092,211)	$2,012,295
Stock issued in connection with equity awards	—	1,194,805	—	8,267	—	—	8,267
Shares withheld related to net share settlement	—	(234,412)	—	(9,384)	—	—	(9,384)
Repurchase of Class A common stock	—	(5,749,856)	—	(210,830)	—	—	(210,830)
Issuance of Class A common stock in connection with acquisitions	—	2,579,692	—	137,422	—	—	137,422
Issuance of Class A common stock under employee stock purchase plan	—	107,781	—	3,663	—	—	3,663
Stock-based compensation	—	—	—	56,855	—	—	56,855
Total other comprehensive loss, net of tax	—	—	—	—	(69,365)	—	(69,365)
Net loss	(51)	—	—	—	—	(21,748)	(21,748)
Balance as of June 30, 2022	$109	373,184,049	$11	$3,149,474	$(128,351)	$(1,113,959)	$1,907,175
Stock issued in connection with equity awards	—	1,360,814	—	6,293	—	—	6,293
Shares withheld related to net share settlement	—	(149,015)	—	(3,996)	—	—	(3,996)
Repurchase of Class A common stock	—	(2,746,270)	—	(84,353)	—	—	(84,353)
Stock-based compensation	—	—	—	44,806	—	—	44,806
Total other comprehensive loss, net of tax	—	—	—	—	(11,794)	—	(11,794)
Net income	(109)	—	—	—	—	23,771	23,771
Balance of September 30, 2022	$—	371,649,578	$11	$3,112,224	$(140,145)	$(1,090,188)	$1,881,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income (loss)	$184,478	$(113,435)
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	369,897	445,507
Stock-based compensation	275,058	143,943
Change in operating right-of-use asset	11,732	13,725
Amortization of debt issuance costs and discount	9,663	9,685
Loss on settlement of debt	4,337	—
Other	(3,906)	2,133
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(146,796)	(139,350)
Prepaid expenses and other current assets	28,695	(70,242)
Other assets	(58,179)	(4,616)
Accounts payable	7,955	(7,881)
Operating lease liabilities	(12,253)	(15,345)
Accrued and other liabilities	32,416	(2,645)
Deferred revenue	14,425	(11,905)
Net cash provided by operating activities	717,522	249,574
Investing Activities
Acquisitions, net of cash acquired	(51,816)	(1,335,698)
Purchase of non-marketable equity securities	(16,934)	(56,546)
Capitalized software development costs	(6,523)	(4,546)
Purchase of property and equipment	(4,002)	(621)
Proceeds from sale of assets	8,250	3,657
Net cash used in investing activities	(71,025)	(1,393,754)
Financing Activities
Repurchases of stock	(1,153,593)	(338,880)
Principal repayments of debt	(490,494)	(17,482)
Payment of withholding taxes related to net share settlement	(115,846)	—
Payments of licensed asset obligation	(15,254)	(17,374)
Principal payments on finance leases	(16,191)	(18,099)
Payments of deferred acquisition costs	(11,503)	(104,998)
Payment of debt issuance cost	(4,545)	—
Proceeds from issuance of debt	210,281	—
Proceeds from revolving credit facility	185,000	—
Proceeds from exercise of stock options	17,807	21,733
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	2,071	3,663
Net cash used in financing activities	(1,392,267)	(471,437)
Effect of foreign exchange rate on cash and cash equivalents	(2,223)	(11,379)
Net decrease in cash and cash equivalents	(747,993)	(1,626,996)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	1,080,484	2,570,504
Cash and cash equivalents at end of the period	$332,491	$943,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired under finance leases	$40,666	$37,433
Right-of-use assets acquired under operating leases	$4,576	$3,400
Acquisitions not yet paid	$—	$40,791
Issuance of common stock in connection with acquisitions	$—	$137,422
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$184,600	$107,650
Cash paid for income taxes, net of refunds	$12,749	$58,770

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period.
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
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Software Platform Revenue	$504,452	$306,592	$1,265,273	$742,972
In-App Purchase Revenue	247,309	272,437	732,262	915,177
In-App Advertising Revenue	112,495	134,070	332,291	456,602
Total Apps Revenue	359,804	406,507	1,064,553	1,371,779
Total Revenue	$864,256	$713,099	$2,329,826	$2,114,751
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$500,586	$437,679	$1,393,625	$1,299,624
Rest of the World	363,670	275,420	936,201	815,127
Total Revenue	$864,256	$713,099	$2,329,826	$2,114,751
Contract Balances
Contract liabilities consist of deferred revenue related to payments received in advance of the satisfaction of performance obligations. During the three months ended September 30, 2023 and 2022, the Company recognized $48.4 million and $48.4 million of revenue that was included in deferred revenue as of June 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $62.5 million and $78.1 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.
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

3. Financial Instruments and Fair Value Measurements
The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

			As of September 30, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,332	$1,332	$—	$—
Interest rate swap	Prepaid expenses and other current assets	$1,606	$—	$1,606	$—
Total financial assets		$2,938	$1,332	$1,606	$—

			As of December 31, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds(1)	Cash and cash equivalents	$604,399	$604,399	$—	$—
Interest rate swaps	Prepaid expenses and other current assets	$7,319	$—	$7,319	$—
Total financial assets		$611,718	$604,399	$7,319	$—

(1) Includes balances in money market deposit accounts of $524.2 million as of December 31, 2022.
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
As of September 30, 2023, the remaining interest rate swap had a notional amount of $1.7 billion and matures on October 31, 2023. In relation to these interest rate swaps, the Company recorded a net gain of $15.8 million during the nine months ended September 30, 2023. The net gain was not material for the three months ended September 30, 2023.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $54.2 million and $32.3 million as of September 30, 2023 and December 31, 2022, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $54.2 million and the unfunded commitments of $41.1 million as of September 30, 2023.

During the three and nine months ended September 30, 2023, the Company made total capital contributions of $0.1 million and $16.9 million related to these investments. The unrealized gains related to these investments were $2.3 million and $7.3 million, for the three and nine months ended September 30, 2023, respectively. The unrealized gains and losses were not material for the three and nine months ended September 30, 2022.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
In the second quarter of 2022, the Company purchased certain non-marketable equity securities for total proceeds of $38.0 million. Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within interest income and other, net in the Company's condensed consolidated statement of operations. During the first quarter of 2023, the Company recorded an impairment charge of $5.0 million related to one of these investments. As of September 30, 2023, the carrying amount of these investments was $33.0 million, which was included in other assets in the Company’s condensed consolidated balance sheets.
4. Commitments and Contingencies
Commitments
As of September 30, 2023, the Company's non-cancelable minimum purchase commitments consisted primarily of a certain arrangement related to cloud platform services. In May 2022, the Company entered into a new order form under an existing master agreement that required the Company to purchase at least $550.0 million of cloud services through May 2025. During the nine months ended September 30, 2023, the Company made payments of $167.2 million under this arrangement, with $285.7 million of this commitment unpaid as of September 30, 2023. In addition, the Company had total unfunded commitments of $41.1 million related to investments in certain private equity funds. For additional information see Note 3 – Financial Instruments and Fair Value Measurements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of September 30, 2023, the Company had outstanding letters of credit in the aggregate amount of $6.3 million, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of September 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
5. Acquisitions and Dispositions
2023 Acquisitions
During the three and nine months ended September 30, 2023, the Company recognized total earn-out costs of $9.2 million and $52.2 million, respectively, related to asset acquisitions closed in 2021 and prior. No other acquisitions were completed during the three and nine months ended September 30, 2023.
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
The income approach was used to determine the fair value of the advertiser relationships, publisher relationships, developed technology and tradename. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, a tax deductible goodwill of $645.1 million was generated as a result of this acquisition. No liabilities were assumed in the transaction.
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
The Company’s condensed consolidated statement of operations for nine months ended September 30, 2022 includes Wurl's revenue of $22.7 million and pre-tax loss of $8.7 million for the period from the acquisition date of April 1, 2022 to September 30, 2022.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, the MoPub business and Wurl, as if they had been acquired as of January 1, 2021 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Revenue	$713,099	$2,123,783
Net income (loss)	$23,662	$(104,775)

The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(3,512)
A decrease in expenses related to the TSA	$—	$7,000
An (increase) due to replacement stock awards	$—	$(1,221)
A decrease in expenses related to transaction costs	$—	$16,899
A decrease in expenses related to transaction bonuses	$—	$1,101
An (increase) in income tax provision	$—	$(4,625)
Asset Acquisitions
During the three and nine months ended September 30, 2022, the Company recognized total earn-out costs of $23.2 million and $98.7 million, respectively, related to asset acquisitions closed in 2021 and prior. No other asset acquisitions were completed during the three and nine months ended September 30, 2022.
Assets Held for Sale
As of September 30, 2022, the Company classified certain assets within the Apps segment as assets held for sale and recorded an impairment charge of $27.7 million in cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 to measure such assets at fair value less costs to sell. As of September 30, 2022, the carrying value of such assets was immaterial. The sale was subsequently closed in the fourth quarter of 2022. There were no assets classified as held for sale during the nine months ended September 30, 2023.
6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2022	$1,478,014	$345,741	$1,823,755
Foreign currency translation	(10,188)	—	(10,188)
September 30, 2023	$1,467,826	$345,741	$1,813,567
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of September 30, 2023			As of December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Long-lived intangible assets:
Apps	3.9	$1,830,329	$(1,083,524)	$746,805	$1,790,820	$(836,375)	$954,445
Customer relationships	8.5	513,182	(97,174)	416,008	515,084	(58,881)	456,203
User base	2.5	68,817	(44,436)	24,381	68,817	(37,122)	31,695
License asset	2.3	59,207	(27,478)	31,729	59,207	(16,901)	42,306
Developed technology	3.9	205,205	(79,038)	126,167	206,060	(53,879)	152,181
Other	4.5	60,100	(18,599)	41,501	53,933	(13,103)	40,830
Total long-lived intangible assets		2,736,840	(1,350,249)	1,386,591	2,693,921	(1,016,261)	1,677,660
Short-lived intangible assets:
Apps	0.3	47,640	(47,480)	160	45,791	(44,838)	953
Total intangible assets		$2,784,480	$(1,397,729)	$1,386,751	$2,739,712	$(1,061,099)	$1,678,613
As of September 30, 2023 and December 31, 2022, short-lived mobile Apps were included in prepaid expenses and other current assets.

The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$93,398	$111,259	$288,180	$342,115
Sales and marketing	16,829	16,619	50,397	49,543
Total	$110,227	$127,878	$338,577	$391,658
7. Equity
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, to facilitate repurchases of shares. In May and August 2023, the Company's Board authorized increases to the repurchase program of $296.0 million and $447.6 million, respectively.
The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. The Company retires its Class A common stock upon repurchase, and records any excess of the cost of the repurchased shares over their par value as a reduction to additional paid-in capital, or in the absence of additional paid-in capital, to accumulated deficit. During the nine months ended September 30, 2023 and 2022, the Company repurchased 46,665,285 and 9,042,407 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1,153.6 million and $338.8 million, respectively.
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
In September 2023, 3,451,000 PSUs vested upon the achievement of the stock price target of $36.00 per share, resulting in a stock-based compensation expense of $25.7 million recorded for such PSUs during the three months ended September 30, 2023.
During the nine months ended September 30, 2023, the Company granted 4,631,285 restricted stock units ("RSUs") to certain employees under the 2021 Plan at the weighted average grant date fair value of $14.14 per RSU. These awards vest based on a service condition that becomes satisfied over generally one year.
In February 2023, the Board approved an increase to the maximum number of shares that can be purchased in each purchase period from 590 to 3,500 shares of Class A common stock. During the nine months ended September 30, 2023, 174,670 shares of Class A common stock were purchased under the ESPP.
Stock-based compensation expense is attributed to the cost center to which the award holder belongs.
The following table summarizes total stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,309	$1,230	$3,942	$4,988
Sales and marketing	26,025	10,035	62,121	30,386
Research and development	70,462	21,569	176,337	68,088
General and administrative	13,043	9,313	32,658	40,481
Total	$110,839	$42,147	$275,058	$143,943

9. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS
Numerator:
Net income (loss) attributable to AppLovin	$108,639	$23,771	$184,478	$(113,234)
Less:
Income attributable to options exercises by promissory notes	(442)	(102)	(720)	—
Income attributable to common stock subject to share repurchase agreements	(360)	—	(228)	—
Income attributable to unvested early exercised options	(2)	(18)	(15)	—
Income attributable to unvested RSAs	—	(2)	—	—
Net income (loss) attributable to AppLovin common stockholders—Basic	$107,835	$23,649	$183,515	$(113,234)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	341,435,759	369,389,170	357,009,609	371,736,763
Net income (loss) per share attributable to common stock—Basic	$0.32	$0.06	$0.51	$(0.30)
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	108,639	23,771	184,478	(113,234)
Less:
Income attributable to options exercises by promissory notes	(423)	(99)	(698)	—
Income attributable to common stock subject to share repurchase agreements	(345)	—	(220)	—
Income attributable to unvested early exercised options	(2)	(17)	(15)	—
Income attributable to unvested RSAs	—	(2)	—	—
Net income (loss) attributable to AppLovin common stockholders—Diluted	$107,869	$23,653	$183,545	$(113,234)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	341,435,759	369,389,170	357,009,609	371,736,763
Weighted-average dilutive stock awards	15,470,463	9,073,037	11,249,904	—
Weighted-average shares used in computing net income (loss) per share—Diluted	356,906,222	378,462,207	368,259,513	371,736,763
Net income (loss) per share attributable to AppLovin common stockholders—Diluted	$0.30	$0.06	$0.50	$(0.30)

The following table presents the forms of antidilutive potential common shares:

	As of September 30,
	2023	2022
Stock options exercised for promissory notes	1,399,999	1,399,999
Early exercised stock options	5,736	191,748
Stock options	613,968	12,168,796
Unvested RSUs	4,747,127	9,318,132
ESPP	—	413,829
Total antidilutive potential common shares	6,766,830	23,492,504

The table above excludes any unvested PSUs or potentially issuable shares under the incentive plan for certain key employees of Wurl since the related market and/or performance conditions had not been met as of September 30, 2023.
10. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2023 annual effective tax rate differs from the U.S. statutory rate primarily due to jurisdictional mix of earnings, stock-based compensation expense, foreign derived intangible income deduction, and global intangible low-taxed income.
During the nine months ended September 30, 2023, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
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

The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Software Platform	$504,452	$306,592	$1,265,273	$742,972
Apps	359,804	406,507	1,064,553	1,371,779
Total Revenue	$864,256	$713,099	$2,329,826	$2,114,751

Segment Adjusted EBITDA:
Software Platform	$364,117	$190,256	$855,697	$622,555
Apps	55,174	67,381	170,806	181,055
Total Segment Adjusted EBITDA	$419,291	$257,637	$1,026,503	$803,610

Interest expense and loss on settlement of debt	$(78,583)	$(48,627)	$(204,081)	$(117,141)
Interest income and other, net	771	3,604	26,359	8,473
Amortization, depreciation and write-offs	(121,797)	(163,830)	(369,897)	(445,507)
Non-operating foreign exchange gain	613	406	1,159	1,683
Stock-based compensation	(110,839)	(42,147)	(275,058)	(143,943)
Acquisition-related expense	(231)	(4,317)	(995)	(21,052)
Publisher bonuses	—	—	—	(209,635)
MoPub acquisition transition services	—	—	—	(6,999)
Restructuring costs	—	(1,117)	(2,316)	(8,494)
Income (loss) before income taxes	$109,225	$1,609	$201,674	$(139,005)
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
In August 2023, the Company entered into Amendment No. 9 to the Credit Agreement to refinance certain term loans in the aggregate principal amount of $1.7 billion with a maturity date of August 15, 2025. The refinanced term loans have (a) a principal amount of $1.5 billion, to be repaid in equal quarterly installments of $3.8 million with the remaining balance due on August 16, 2030, (b) an interest rate “floor” of 50 basis points if such loans bear interest based on SOFR (such loans, “Term SOFR Loans”), and (c) an applicable margin for Term SOFR Loans equal to 3.10% (or 2.00% for base rate loans). The other material terms of the refinanced term loans remain unchanged.
The Company evaluated the refinancing transaction described above on a creditor-by-creditor basis to determine the appropriate application of modification or extinguishment accounting under the provisions of ASC 470-50. As a result, the Company recorded a loss on extinguishment of debt of $4.3 million and an expense for third-party costs related to modification of debt of $11.1 million, in interest expense and loss on debt settlement and interest income and other, net, respectively, in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2023. The Company recorded the refinanced term loans at face value less unamortized debt discount and issuance cost of $20.1 million, which is subject to amortization over the term of the refinanced term loans using the effective interest method.

In August 2023, the Company drew down $185.0 million from the revolving credit facility. As of September 30, 2023, an aggregate of $418.7 million was available to be drawn from the revolving credit facility.
13. Related Party Transactions
In May 2023, the Company repurchased 15,952,381 shares of its Class A common stock from KKR Denali Holdings L.P. ("KKR Denali") in a private transaction at a price per share equal to $21.00, for an aggregate purchase price of $335.0 million under the Company's share repurchase program. In August 2023, the Company repurchased 15,000,000 shares of its Class A common stock from KKR Denali in a private transaction at a price per share equal to $36.85, for an aggregate purchase price of $552.8 million under the Company's share repurchase program.
See Note 7 – Equity for additional information on the share repurchase program.
The Company had no other material related party transactions for the three and nine months ended September 30, 2023 and 2022.

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
For the three months ended September 30, 2023, our revenue increased 21% year-over-year to $864.3 million, from $713.1 million in the three months ended September 30, 2022. We generated net income of $108.6 million and $23.7 million for the three months ended September 30, 2023 and 2022, respectively. We generated Adjusted EBITDA of $419.3 million and $257.6 million for the three months ended September 30, 2023 and 2022, respectively. Additionally, our net cash provided by operating activities was $717.5 million and $249.6 million in the nine months ended September 30, 2023 and 2022, respectively. We generated Free Cash Flow of $697.3 million and $230.9 million for the nine months ended September 30, 2023 and 2022, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” below for definitions of our non-GAAP financial measures and reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to these measures.
Our Business Model
We generate revenue from our Software Platform and our Apps. During the three months ended September 30, 2023, Software Platform Revenue represented 58% of total revenue and Apps Revenue represented 42% of total revenue.
We report our operating results through two reportable segments: Software Platform and Apps. Prior to the second quarter of 2022, we had a single operating and reportable segment.
Our chief operating decision maker ("CODM"), the Chief Executive Officer, evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 11 to our condensed consolidated financial statements.
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
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 69% of total Apps Revenue in the three months ended September 30, 2023.
During the three months ended September 30, 2023, we had an average of 1.8 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $46. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 31% of total Apps Revenue in the three months ended September 30, 2023.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 98% of our IAP Revenue during the three months ended September 30, 2023, and as such, management believes that MAPs are still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total IAP Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Monthly Active Payers (millions)	1.8	2.2
Average Revenue Per Monthly Active Payer	$46	$41
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2023 and 2022, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands. except percentages)
Revenue	$864,256	$713,099	$2,329,826	$2,114,751
Net income (loss)	$108,639	$23,662	$184,478	$(113,435)
Net Margin	12.6%	3.3%	7.9%	(5.4)%
Adjusted as follows:
Interest expense and loss on settlement of debt	78,583	48,627	204,081	117,141
Interest income and other, net	(771)	(3,604)	(26,359)	(8,473)
Provision for (benefit from) income taxes	586	(22,053)	17,196	(25,570)
Amortization, depreciation and write-offs	121,797	163,830	369,897	445,507
Non-operating foreign exchange gain	(613)	(406)	(1,159)	(1,683)
Stock-based compensation	110,839	42,147	275,058	143,943
Acquisition-related expense	231	4,317	995	21,052
Publisher bonuses[1]	—	—	—	209,635
MoPub acquisition transition services[2]	—	—	—	6,999
Restructuring costs	—	1,117	2,316	8,494
Adjusted EBITDA	$419,291	$257,637	$1,026,503	$803,610
Adjusted EBITDA Margin	48.5%	36.1%	44.1%	38.0%
__________________
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

2 Reflects one-time transition services provided by Twitter, Inc. to AppLovin.
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
The following table provides our Free Cash Flow for the nine months ended September 30, 2023 and 2022, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$717,522	$249,574
Less:
Purchase of property and equipment	(4,002)	(621)
Principal payments on finance leases	(16,191)	(18,099)
Free Cash Flow	$697,329	$230,854
Net cash used in investing activities	$(71,025)	$(1,393,754)
Net cash used in financing activities	$(1,392,267)	$(471,437)

Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Core Technologies and Software Platform to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our AI-based advertising engine AXON, AppDiscovery, Adjust, MAX and Wurl will further improve effectiveness for developers. For example, in the second quarter of 2023, we rolled-out our latest AI-based advertising engine, AXON 2.0, which has driven improvements to AppDiscovery performance and returns for advertisers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. We continue to focus on markets outside the United States to serve the needs of clients globally. During the three months ended September 30, 2023, 45% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to continue to acquire new clients outside of mobile gaming, as the capabilities of our Core Technologies and Software Platform are relevant to the broader mobile app ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.
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
Continued execution of strategic acquisitions and partnerships
We intend to continue to make strategic acquisitions and enter into strategic partnerships to grow our business. From the beginning of 2018 through September 30, 2023, we have invested nearly $4.0 billion in 29 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022.
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
Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Core Technologies and Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app ecosystem. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area (EEA) and UK, which will require, starting in January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau’s (“IAB”) Transparency and Consent Framework when serving ads to users in the EEA or the UK. If publishers do not adopt a Google-certified CMP by this timeframe, only limited ads will be eligible to serve in the EEA and UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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
Current Economic Conditions
We are subject to risks and uncertainties caused by global economic conditions and events with significant macroeconomic impacts, including but not limited to, uncertainty in the global banking and financial services markets, the war in Ukraine, crisis in the Middle East and increasing friction between the United States and China, including related sanctions. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The mobile gaming and app market continue to be affected by cautious advertiser demand, but we believe that demand has generally stabilized when compared against the second half of 2022. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Ukraine/Russia Conflict
As the Russian invasion of Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. We have taken steps to comply with applicable domestic and international regulatory restrictions on international trade and financial transactions including terminating or suspending contracts with certain clients and vendors in Russia and Belarus. Revenues associated with clients and vendors in Russia and Belarus are not material to our consolidated financial results, and we anticipate that the termination of Russian and Belarus clients and vendors will not have a material impact on our business or other client relationships. Management and our Board of Directors are monitoring the regional and global ramifications of the continuing events. Our cybersecurity teams are continually monitoring for any attacks originating from this region that could cause disruption to our platform, systems, and networks, which could result in security breaches or data loss, damage to our brand, or reduce demand for our products and services.
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
Sales and marketing. Sales and marketing expenses consist primarily of user acquisition costs, marketing programs and other advertising expenses, professional services costs related to the marketing of apps by third parties, personnel-related expenses including salaries, employee benefits, and stock-based compensation for employees engaged in sales and marketing activities, amortization of acquired user-related intangible assets, travel and allocated facilities and information technology costs.
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
Other Income and Expenses
Interest expense and loss on settlement of debt. Interest expense and loss on settlement of debt consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount, and gains and losses of interest rate swaps related to the variable interest payments associated with our outstanding debt.
Interest income and other, net. Interest income and other, net, primarily includes interest earned on our cash and cash equivalents, fair value adjustments relating to our non-marketable equity securities, and foreign currency gains and losses.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$864,256	$713,099	$2,329,826	$2,114,751
Costs and expenses:
Cost of revenue(1)(2)	265,049	300,988	785,584	886,697
Sales and marketing(1)(2)	212,352	196,785	607,755	719,014
Research and development(1)	159,288	122,059	441,563	389,417
General and administrative(1)	41,249	44,000	116,231	144,988
Total costs and expenses	677,938	663,832	1,951,133	2,140,116
Income (loss) from operations	186,318	49,267	378,693	(25,365)
Other income (expense):
Interest expense and loss on settlement of debt	(78,583)	(48,627)	(204,081)	(117,141)
Interest income and other, net	1,490	969	27,062	3,501
Total other expense, net	(77,093)	(47,658)	(177,019)	(113,640)
Income (loss) before income taxes	109,225	1,609	201,674	(139,005)
Provision for (benefit from) income taxes	586	(22,053)	17,196	(25,570)
Net income (loss)	$108,639	$23,662	$184,478	$(113,435)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,309	$1,230	$3,942	$4,988
Sales and marketing	26,025	10,035	62,121	30,386
Research and development	70,462	21,569	176,337	68,088
General and administrative	13,043	9,313	32,658	40,481
Total stock-based compensation	$110,839	$42,147	$275,058	$143,943
(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$93,398	$111,259	$288,180	$342,115
Sales and marketing	16,829	16,619	50,397	49,543
Total amortization expense related to acquired intangibles	$110,227	$127,878	$338,577	$391,658

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	31%	42%	34%	42%
Sales and marketing	25%	28%	26%	34%
Research and development	18%	17%	19%	18%
General and administrative	5%	6%	5%	7%
Total costs and expenses	78%	93%	84%	101%
Income (loss) from operations	22%	7%	16%	(1)%
Other income (expense):
Interest expense and settlement of debt	(9)%	(7)%	(9)%	(6)%
Interest income and other, net	0%	—%	1%	—%
Total other expense, net	(9)%	(7)%	(8)%	(5)%
Income (loss) before income taxes	13%	—%	9%	(7)%
Provision for (benefit from) income taxes	0%	(3)%	1%	(1)%
Net income (loss)	13%	3%	8%	(5)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		2022 to 2023 % change	Nine Months Ended September 30,		2022 to 2023 % change
	2023	2022		2023	2022
	(in thousands, except percentages)
Software Platform Revenue	$504,452	$306,592	65%	$1,265,273	$742,972	70%
In-App Purchases Revenue	247,309	272,437	(9)%	732,262	915,177	(20)%
In-App Advertising Revenue	112,495	134,070	(16)%	332,291	456,602	(27)%
Total Apps Revenue	359,804	406,507	(11)%	1,064,553	1,371,779	(22)%
Total Revenue	$864,256	$713,099	21%	$2,329,826	$2,114,751	10%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
For the three months ended September 30, 2023, our Software Platform Revenue increased by $197.9 million, or 65%, compared to the same period in the prior year primarily due to improved AppDiscovery performance, where net revenue per installation increased 40% and the volume of installations increased 29%. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended September 30, 2023, our Apps Revenue decreased by $46.7 million, or 11%, from the prior year period. For the three months ended September 30, 2023, our IAP Revenue from Apps decreased by $25.1 million, or 9%, from the prior year period, due primarily to a 4% decrease in the volume of in-app purchases and a 7% decrease in price per in-app purchase, driven by a reduction in user acquisition spend and the sale of certain assets as part of the strategic review and optimization of our Apps portfolio. Our IAA Revenue from Apps decreased by $21.6 million, or 16%, from the prior year period, due primarily to a 41% decrease in price per advertising impression, partially offset by a 43% increase in the volume of advertising impressions.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, our Software Platform Revenue increased by $522.3 million, or 70%, compared to the same period in the prior year, due primarily to publisher bonuses of $209.6 million accounted for as a reduction to revenue in the prior year period. The increase in Software Platform revenue was also due to improved AppDiscovery performance, where net revenue per installation increased 42%, partially offset by a 2% decrease in the volume of installations. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the nine months ended September 30, 2023, our Apps Revenue decreased by $307.2 million, or 22%, from the prior year period. For the nine months ended September 30, 2022, our IAP Revenue from Apps decreased by $182.9 million, or 20%, from the prior year period, primarily due to a 16% decrease in the volume of in-app purchases and a 4% decrease in price per in-app purchase, driven by a reduction in user acquisition spend and the sale of certain assets as part of the strategic review and optimization of our Apps portfolio. Our IAA Revenue declined $124.3 million, or 27%, due primarily to a 45% decrease in price per advertising impression compared to the prior year period, partially offset by a 32% increase in the volume of advertising impressions.
Cost of revenue

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Cost of revenue	$265,049	$300,988	(12)%	$785,584	$886,697	(11)%
Percentage of revenue	31%	42%		34%	42%
Cost of revenue in the three months ended September 30, 2023 decreased by $35.9 million, or 12%, compared to the same period in the prior year, due primarily to a decrease of $42.3 million in amortization and impairment of intangible assets resulting from the sale of certain assets within our Apps segment during the second half of 2022 and a decrease of $5.9 million in third-party payment processing fees driven by a decrease in IAP revenue, partially offset by an increase of $8.3 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in the nine months ended September 30, 2023 decreased by $101.1 million, or 11%, compared to the same period in the prior year. The decrease in the nine months ended September 30, 2023 was due primarily to a decrease of $80.5 million in amortization and impairment of intangible assets resulting from the sale of certain assets within our Apps segment during the second half of 2022 and a decrease of $49.3 million in third-party payment processing fees driven by a decrease in IAP revenue, partially offset by an increase of $22.2 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Sales and marketing

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Sales and marketing	$212,352	$196,785	8%	$607,755	$719,014	(15)%
Percentage of revenue	25%	28%		26%	34%
Sales and marketing expenses in the three months ended September 30, 2023 increased by $15.6 million, or 8%, compared to the same period in the prior year, due primarily to an increase of $17.1 million in personnel-related expenses related to an increase in stock-based compensation expense, partially offset by a decrease of $3.1 million in professional services costs due to the optimization and sale of certain assets within our Apps segment during the second half of 2022.
Sales and marketing expenses in the nine months ended September 30, 2023 decreased by $111.3 million, or 15%, compared to the same period in the prior year primarily due to a $136.5 million decrease in user acquisition costs and a $15.3 million decrease in professional services costs associated with the strategic review and optimization of our Apps segment during the second half of 2022, partially offset by an increase of $35.8 million in personnel-related expenses related to an increase in stock-based compensation expense.

Research and development

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Research and development	$159,288	$122,059	31%	$441,563	$389,417	13%
Percentage of revenue	18%	17%		19%	18%
Research and development expenses in the three months ended September 30, 2023 increased by $37.2 million, or 31%, compared to the same period in the prior year, primarily due to an increase of $48.9 million in stock-based compensation expense, partially offset by a decrease of $15.4 million in professional services costs due to the optimization and sale of certain assets within our Apps segment during the second half of 2022.
Research and development expenses in the nine months ended September 30, 2023 increased by $52.1 million, or 13%, compared to the same period in the prior year, primarily due to an increase of $108.2 million in stock-based compensation expense, partially offset by a decrease of $60.8 million in professional services costs due to the optimization and sale of certain assets within our Apps segment during the second half of 2022.
General and administrative

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
General and administrative	$41,249	$44,000	(6)%	$116,231	$144,988	(20)%
Percentage of revenue	5%	6%		5%	7%
General and administrative expenses in the three months ended September 30, 2023 decreased by $2.8 million, or 6%, compared to the same period in the prior year, due primarily to a decrease of $5.0 million in acquisition-related expenses, offset by an increase of $3.4 million in personnel-related expenses primarily related to stock-based compensation expense.
General and administrative expenses in the nine months ended September 30, 2023 decreased by $28.8 million, or 20%, compared to the same period in the prior year. This decrease was primarily due to a $19.6 million decrease in acquisition-related expenses and a $9.6 million decrease in personnel-related expenses primarily related to stock-based compensation expense.
Interest expense and loss on settlement of debt

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(78,583)	$(48,627)	62%	$(204,081)	$(117,141)	74%
Percentage of revenue	(9)%	(7)%		(9)%	(6)%
In the three months ended September 30, 2023, interest expense and loss on settlement of debt increased by $30.0 million, or 62%, compared to the same period in the prior year, due primarily to an increase in the interest rate for our outstanding debt.
In the nine months ended September 30, 2023, interest expense and loss on settlement of debt increased by $86.9 million, or 74%, compared to the same period in the prior year, due primarily to an increase in the interest rate for our outstanding debt.

Interest income and other, net

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Interest income and other, net	$1,490	$969	54%	$27,062	$3,501	673%
Percentage of revenue	—%	—%		1%	—%
In the three months ended September 30, 2023, interest income and other, net increased by $0.5 million compared to the same period in the prior year, due primarily to a $5.0 million increase in interest income earned on our cash and cash equivalents, a $2.7 million unrealized gain related to the fair value adjustment of non-marketable equity securities, a net foreign currency gain of $3.6 million, offset by certain third party costs incurred in connection with the refinancing of our term loans of $11.0 million.
In the nine months ended September 30, 2023, interest income and other, net increased by $23.6 million, or 673%, compared to the same period in the prior year, due primarily to a $27.6 million increase in interest income earned on our cash and cash equivalents driven by an increase in interest rates.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Provision for (benefit from) Income Taxes	$586	$(22,053)	(103)%	$17,196	$(25,570)	(167)%
Percentage of revenue	—%	(3)%		1%	(1)%
In the three months ended September 30, 2023, the provision for income taxes increased by $22.6 million, or 103%, compared to the same period in the prior year. The increase was primarily driven by higher pre-tax book income from business operations during the three months ended September 30, 2023, lower stock-based compensation benefit, and higher global intangible low-taxed income, partially offset by foreign-derived intangible income deduction and research and development credits.
In the nine months ended September 30, 2023, provision for income taxes increased by $42.8 million or 167% compared to the same period in the prior year. The increase was primarily driven by higher pre-tax book income from business operations during the nine months ended September 30, 2023, partially offset by foreign income taxed at different rates and higher stock-based compensation benefit.
Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$364,117	$190,256	91%	$855,697	$622,555	37%
Apps Adjusted EBITDA	$55,174	$67,381	(18)%	$170,806	$181,055	(6)%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The $173.9 million, or 91%, increase in Software Platform Adjusted EBITDA for the three months ended September 30, 2023 was primarily driven by an increase in Software Platform revenue of $197.9 million, partially offset by an increase of $11.9 million in personnel-related expenses and an increase of $10.5 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
The $12.2 million, or 18%, decrease in Apps Adjusted EBITDA for the three months ended September 30, 2023 was primarily driven by a decrease in Apps Revenue of $46.7 million, partially offset by a decrease of $18.8 million in professional services costs related to marketing, development and maintenance of apps by third parties and a decrease of $5.9 million in third-party payment processing fees related to in-app purchases.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The $233.1 million, or 37%, increase in Software Platform Adjusted EBITDA for the nine months ended September 30, 2023 was primarily driven by an increase in Software Platform revenue of $522.3 million, partially offset by an increase of $36.2 million in personnel-related expenses related to an increase in headcount primarily due to the acquisition of Wurl in April 2022 and an increase of $27.8 million in expenses associated with operating our network infrastructure. In addition, Software Platform Adjusted EBITDA for the nine months ended September 30, 2022 has been adjusted to exclude publisher bonuses of $209.6 million in the period.
The $10.2 million, or 6%, decrease in Apps Adjusted EBITDA for the nine months ended September 30, 2023 was primarily driven by a decrease in Apps Revenue of $307.2 million, partially offset by a $136.6 million decrease in user acquisition costs, a $76.3 million decrease in professional services costs related to marketing, development and maintenance of apps by third parties, a $49.3 million decrease in third-party payment processing fees related to in-app purchases, and a $16.9 million decrease in personnel-related expenses.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our capital stock and borrowings made under our Credit Agreement, as defined below. As of September 30, 2023, we had cash and cash equivalents of $332.5 million.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$717,522	$249,574
Net cash used in investing activities	$(71,025)	$(1,393,754)
Net cash used in financing activities	$(1,392,267)	$(471,437)
Operating Activities
Net cash provided by operating activities was $717.5 million for the nine months ended September 30, 2023, primarily consisting of $184.5 million of net income, adjusted for certain non-cash items, which included $369.9 million of amortization, depreciation, and write-offs, $275.1 million of stock-based compensation expense, $11.7 million of change in operating right of use assets, and $9.7 million of amortization of debt issuance costs and discount, partially offset by a net increase in operating assets and liabilities of $133.7 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, other assets, and accrued liabilities and a decrease in prepaid expenses.
Net cash provided by operating activities was $249.6 million for the nine months ended September 30, 2022, primarily consisting of $113.4 million of net loss, adjusted for certain non-cash items, which included $445.5 million of amortization, depreciation, and write-offs, $143.9 million of stock-based compensation expense, $13.7 million of change in operating right of use asset, $9.7 million of amortization of debt issuance costs and discount, and $2.3 million of net unrealized losses on fair value remeasurements, partially offset by a net increase in operating assets and liabilities of $252.0 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, prepaid expenses, and other current assets and decreases in accounts payable, operating lease liabilities, deferred revenue, and accrued and other liabilities.

Investing Activities
Net cash used in investing activities was $71.0 million for the nine months ended September 30, 2023, primarily consisting of $51.8 million related to earn-out payments associated with asset acquisitions and $16.9 million in purchases of non-marketable equity securities, partially offset by $8.3 million in proceeds from the sale of assets.
Net cash used in investing activities was $1.4 billion for the nine months ended September 30, 2022, primarily consisting of $1.3 billion related to acquisitions and $56.5 million in purchases of non-marketable investments and other, partially offset by $3.7 million in proceeds from other investing activity.
Financing Activities
Net cash used in financing activities was $1,392.3 million for the nine months ended September 30, 2023, primarily consisting of repurchases of stock under our share repurchase program of $1,153.6 million, payments for withholding taxes related to the net share settlement of restricted stock units of $115.8 million, principal repayments of debt of $490.5 million net of $210.3 million proceeds from issuance of debt, payments for license asset obligations of $15.3 million, and principal payments on finance leases of $16.2 million, partially offset by $185.0 million in proceeds from drawing down the revolving credit facility and $17.8 million in proceeds from the exercise of stock options.
Net cash used in financing activities was $471.4 million for the nine months ended September 30, 2022, primarily consisting of repurchases of stock under our share repurchase program of $338.9 million, payments for deferred acquisition costs of $105.0 million, payments for finance leases of $18.1 million, repayments of debt principal of $17.5 million, and payments for license asset obligations of $17.4 million, partially offset by $21.7 million proceeds from exercise of stock options.
Share Repurchase Program
During the nine months ended September 30, 2023, we repurchased 46,665,285 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1,153.6 million. For additional information, see Note 7 – Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In August 2023, we entered into Amendment No. 9 to the Credit Agreement (the "Amendment") to refinance certain term loans in the aggregate principal amount of $1.7 billion with an maturity date of August 15, 2025. The refinanced term loans have (a) a principal amount of $1.5 billion, to be repaid in equal quarterly installments of $3.8 million with the remaining balance due on August 16, 2030, (b) an interest rate “floor” of 50 basis points if such loans bear interest based on SOFR (such loans, “Term SOFR Loans”), and (c) an applicable margin for Term SOFR Loans equal to 3.10% (or 2.00% for base rate loans). The other material terms of the refinanced term loans remain unchanged.
In August 2023, we drew down $185.0 million from the revolving credit facility. As of September 30, 2023, an aggregate of $418.7 million was available to be drawn from the revolving credit facility.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2022 Annual Report on Form 10-K filed with the SEC.
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
From time to time, we enter into pay-fixed receive-variable interest rate swap agreements as part of our interest rate risk management strategy in connection with our outstanding indebtedness, which is subject to variable interest rates. Such agreements effectively fix the borrowing rates on the notional amount to provide an economic hedge against the risk of rising interest rates during the terms of these agreements. We do not designate the interest rate swaps as hedging instruments for accounting purposes and record unrealized gains and losses related to the change in fair value of such interest rate swaps through interest expense in our condensed consolidated statement of operations. However, such gains and losses would only be realized upon the cash settlement of the interest rate swaps. A hypothetical 100 basis point change in interest rates would not have a material impact on our cash interest expense for the three months ended September 30, 2023.
There have been no other material changes to our market risk since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of uncertainty in the global banking and financial services markets, political tension and escalation in regions such as Russia, China and the Middle East, inflation, and rising interest rates, which may impact the other factors described above.
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
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including inflation, rising interest rates, uncertainty in the global banking and financial services markets, the war in Ukraine, the crisis in the Middle East, political tension between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.

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

Cyberattacks continue to evolve in sophistication and volume, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Core Technologies, Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with the war in Ukraine and the crisis in the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
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
Further, we utilize AI technologies in our Core Technologies, Software Platform, and Apps and may expand such use in the future. Our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
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
We face significant competition in the mobile app ecosystem. We offer a suite of solutions for developers to get their mobile apps discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from clients for fees paid by mobile app advertisers, including developers, that use our Software Platform and from the sale of advertising inventory of our Apps. Advertisers often engage with several advertising platforms and networks to purchase advertisements on mobile apps and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms, mobile apps and games, media, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, and Unity Software as well as various private companies. Several of these companies, including Facebook, Google, and Unity Software, are also our partners and clients. Additionally, our studios build many of our Apps using the development kits offered by Unity Software. Changes in pricing or the terms on which developers engage with companies in the mobile app ecosystem, such as the pricing changes announced by Unity Software in September 2023, could negatively impact our studios and the mobile app ecosystem generally. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our Software Platform or advertise on our Apps.
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
General macroeconomic conditions, such as inflation, rising interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from uncertainty in the global banking and financial services markets, increasing friction between the United States and China and related sanctions, Russia's invasion of Ukraine, the crisis in the Middle East or otherwise, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Software Platform. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have a partner studio located in Belarus with additional operations in Ukraine and we have employees located in the Middle East. The impact of Russia's invasion of Ukraine and the crisis in the Middle East will likely result in our continuing to incur costs to support our partner studio and employees and address related challenges. In addition, our management has spent time and attention on these and related events and will continue to monitor and assess the ongoing disruptions to our team members, our management, and our operations, each of which could potentially harm our business. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities.
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
While not material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to Russia's invasion of Ukraine, the crisis in the Middle East and the tension between the U.S. and China, including but not limited to, risks related to cybersecurity, sanctions, regulatory changes, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments or further sanctions related to that region, we may be subject to penalties or other negative consequences which could adversely impact our business.
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
For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. Apple has indicated it will start checking privacy manifests and will publish a list of privacy-impacting SDKs and allowed reasons in Fall 2023, and expects privacy manifests and signatures to become part of the App Store review in Spring 2024.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the nine months ended September 30, 2023, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 16% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. For example, in the nine months ended September 30, 2023, our IAP Revenue decreased, primarily due to decreases in revenue from Project Makeover and Matchington Mansion, and continued declines in these Apps may significantly impact our Apps segment. Similarly, our future success depends, in part, on the ability of our Owned Studios and Partner Studios to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
•political, economic, macroeconomic climate and social instability, including impacts related to labor, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including Russia’s invasion of Ukraine, the crisis in the Middle East, increasing friction between the United States and China, and the impacts on their respective regions and the regional and global economy;
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses that must replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities, including us. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the “UK Extension”), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF and the UK Extension, like us, may rely upon the UK Extension as a means to legitimize United Kingdom-U.S. personal data transfers, The EU-U.S. DPF and UK Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Core Technologies, Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications ("ePrivacy Regulation"), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. On February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the ePrivacy Regulation could have broad impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council.
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
We recently completed an international restructuring that included the inter-entity license of certain intellectual property and other assets used in the business to our Singapore subsidiary. This structure may be challenged by tax authorities, and if such challenges are successful, the tax savings we expect to realize could be adversely affected. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could materially and adversely affect our financial condition and results of operations.
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
In addition, we test for goodwill impairment at the reporting segment level and consider the difference between the fair value of a reporting segment and its carrying value, when determining whether any impairment exists. In connection with our portfolio review and the subsequent restructuring to a two-segment reporting company, there can be no assurance that the change to our segment reporting structure will not result in impairment charges in future periods.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2030. As of September 30, 2023, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.13 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2023, the Voting Agreement Parties collectively held approximately 85.0% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
In February 2022, we announced that our board of directors authorized the repurchase of up to $750.0 million of our Class A common stock over time. In May 2023, we authorized an increase to the repurchase program of $296.0 million and in August 2023, we authorized an additional increase to the repurchase program of $447.6 million such that up to $555.0 million of Class A Common Stock may be repurchased. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2023, we issued 61,134 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31	785	$26.80	785	$107
August 1 - 31	15,000	$36.85	15,000	$2
September 1 - 30	—	$—	—	$2
Total	15,785		15,785
(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In May 2023, our board of directors authorized an increase to the repurchase program of $296.0 million. In August 2023, our board of directors authorized an additional increase to the repurchase program of $447.6 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 7 - Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On August 7, 2023, Herald Chen, our President, Chief Financial Officer and a member of our board of directors terminated a Rule 10b5-1 trading plan, which was previously adopted on June 14, 2023 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 1,200,000 shares of our Class A common stock held by Mr. Chen and was scheduled to be effective from January 1, 2024 until December 31, 2025, or earlier if all transactions under the trading plan were completed. Prior to its termination, Mr. Chen had not sold any shares of our Class A common stock under the trading plan.
On August 31, 2023, Victoria Valenzuela, our Chief Legal Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on December 19, 2022 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 150,000 shares of our Class A common stock held by Ms. Valenzuela and additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela subsequent to the adoption of the trading plan and prior to February 21, 2023. The terminated trading plan was scheduled to be effective from February 13, 2023 until December 31, 2023, or earlier if all transactions under the trading plan were completed. On September 11, 2023, Ms. Valenzuela entered into a Rule 10b5-1 trading plan providing for the potential sale of up to an aggregate of 90,000 shares of our Class A common stock held by Ms. Valenzuela and additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela subsequent to the adoption of the trading plan and prior to December 31, 2023. The trading plan is scheduled to be effective until May 31, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 9 to Credit Agreement, by and between the registrant, the lenders from time to time thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties thereto, dated August 18, 2023.	8-K	001-40325	10.1	August 18, 2023

10.2	Share Repurchase Agreement, dated August 21, 2023.	8-K	001-40325	10.1	August 21, 2023

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: November 8, 2023	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Herald Chen
Chief Financial Officer
(Principal Financial Officer)