Form 10-K
period 2023-12-31
AppLovin Corp
filed 2024-02-26
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $5.9 billion based on the closing sales price of the registrant’s Class A common stock on that date. Shares of the registrant's Class A common stock and Class B common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2024, the number of shares of the registrant's Class A common stock outstanding was 270,884,360 and the number of shares of the registrant's Class B common stock outstanding was 71,112,622. No shares of the registrant’s Class C common stock were outstanding as of February 22, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our ability to maintain the security and availability of our AppLovin Software Platform and AppLovin Apps;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•our ability to attract and retain employees and key personnel;
•our expectations regarding the macroeconomic environment, inflation and high interest rates, uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to manage risk associated with our business;
•the demand for our AppLovin Software Platform and AppLovin Apps;
•our expectations concerning relationships with third parties;
•our ability to attract and retain clients and users;
•our ability to develop new products, features, and enhancements for our AppLovin Software Platform and to launch or acquire new AppLovin Apps and successfully monetize them;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic acquisitions and partnerships;
•our expectations regarding new and evolving markets;
•our expectations and management of future growth;
•our expectations regarding our share repurchase program; and
•our ability to develop and protect our brand.
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
Part I
Item 1. Business
Our mission is to create meaningful connections between companies and their ideal customers. Our software platform provides end-to-end software and artificial intelligence-powered ("AI") solutions for businesses to reach, monetize and grow their global audience ("Software Platform"). We also operate a portfolio of owned mobile apps (“Apps”). Our scaled business model sits at the nexus of the advertising ecosystem, which creates a durable competitive advantage that has fueled our clients’ success and our strong growth.
AppLovin is critical to the success of advertisers seeking to solve marketing and monetization challenges. Through our technologies and scaled distribution, advertisers are able to better place content so that it is discovered by the right audience, manage, optimize, and analyze their marketing investments, and improve the monetization of their content. Our Software Platform includes a comprehensive suite of tools including:
•AppDiscovery, our marketing software solution, is the cornerstone of our Software Platform, augmented by our rapidly growing MAX monetization solution. AppDiscovery is powered by AXON, our AI-powered advertising engine, and matches advertiser demand with publisher supply through auctions at vast scale and at microsecond-level speeds.
•MAX is our monetization solution, utilizing an advanced in-app bidding technology that optimizes the value of a publisher’s advertising inventory by running a real-time competitive auction, driving more competition, and higher returns for publishers.
•Adjust is our measurement and analytics marketing platform which provides marketers with the visibility, insights, and data needed to scale their apps marketing and drive more informed results.
•Wurl is our connected TV ("CTV") platform that both distributes streaming video for content companies and provides advanced advertising and publishing solutions to attract viewers and maximize revenue.
We generate our revenue from our Software Platform and our Apps. As more advertisers use our Software Platform to market and monetize their content, we gain access to more data regarding users and user engagement1, further strengthening our scaled distribution. As our distribution grows, we gain better insights for our AXON recommendation engine, which then further enhances our Software Platform. Our Apps consist of a globally diversified portfolio of over 200 free-to-play mobile games across five genres, run by eleven studios, some of which we own and others that we partner with. Our studios generally focus on the development of easy to learn and play games, which appeal to a broad range of demographics, but our portfolio also includes several games for other genres.
We report our operating results through two reportable segments: Software Platform and Apps. These segments align with how our Chief Operating Decision Maker ("CODM") allocates resources, makes operating decisions, and manages and assesses the performance of our business. For the amount of revenue derived from our two segments and other relevant data for the years ended December 31, 2023, 2022 and 2021, as well as other additional information, see Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
AppLovin Software Platform
Our comprehensive, end-to-end Software Platform delivers value by helping companies scale their businesses and maximize their revenue. Specifically, our Software Platform, which is powered by AXON, our AI-based recommendation engine, enables advertisers to automate their marketing, engagement, and monetization efforts in three core ways. First, we provide marketing technology that allows advertisers to reach more of the most suitable users with personalized content in order to increase the number of users who download and engage with their content. Second, we provide advertisers with monetization
1 Adjust’s marketing platform is operated by our wholly-owned subsidiary and data generated by Adjust's services is not shared with AppLovin or incorporated into or used to optimize its recommendation engine or other technologies.

and analytics technology to maximize the value of their advertising inventory by obtaining a high price for each impression. Third, we provide developers a set of capabilities to optimize their apps and help streamline their businesses. Additionally, we have entered the CTV advertising market with the integration of Wurl.
Our Software Platform also enables publishers to leverage real-time auctions that optimize the value for each impression, while simultaneously enabling them to attain an attractive value for each of the impressions from their advertising inventory. When these mutually reinforcing elements of our Software Platform are combined, it creates a robust and successful marketing and monetization engine that both sells attractive advertising inventory to advertisers while monetizing it for publishers.
Our Software Platform is delivered through an integrated and seamless user interface, which provides the following benefits to advertisers:
•Reach and attract users at scale: Our Software Platform reaches approximately 1.4 billion users per day, enabling developers to target and find the right users for their content worldwide. Advertisers are able to set their user acquisition and revenue goals to target the most relevant, highest value users.
•Maximize monetization of engagement: Advertisers use our Software Platform to generate incremental revenue by maximizing the monetization of their ad inventory. Our tools operate at microsecond-level speeds and at vast scale to enhance monetization for developers while preserving the end user experience.
•Leverage proprietary data and insights: Advertisers benefit from accessing comprehensive real-time insights through our customized user dashboards, helping them optimize campaigns, improve user engagement, and manage their return on investment.
•Automate time consuming and manual processes: Our Software Platform automates marketing and monetization, allowing advertisers to focus on improving their content rather than managing complex go-to-market processes manually.
•Seamlessly adapt to industry innovation: Our Software Platform is continuously updated as the advertising ecosystem evolves. Advertisers on our Software Platform benefit from this ongoing advancement and optimization and are able to rapidly adapt to industry changes in marketing and monetization without losing focus on content creation.
Our Software Platform is primarily made up of four key solutions: AppDiscovery, MAX, Adjust, and Wurl.
AppDiscovery
AppDiscovery is a suite of marketing solutions that enables developers to automate, optimize, and manage their marketing efforts. AppDiscovery is powered by AXON's predictive algorithms to enable advertisers to match their apps to users that are more likely to download them. This form of personalized advertising focuses on the end user, enabling the advertisers to find the right users and delivering to users more of what they are likely to be interested in. Advertisers are not only able to attract users that download, but also find a high volume of users that stay and engage with their apps for greater retention and ultimately, increased opportunities for better monetization. Revenue from AppDiscovery comprises a vast majority of revenue from our Software Platform.
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
•Retain and engage: Our system is built around optimizing to the advertisers revenue so our algorithms automatically adjust based on the likelihood users will engage. Our clients can analyze by retention periods from initial app download onwards, so that advertisers understand the effectiveness of their marketing investments.
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
•Lifetime Value ("LTV") reporting: A tool that breaks down campaign results by source and location, allowing advertisers to make real-time, informed decisions about the value and longevity of their campaigns.
•High quality and quantity creatives: Advertisers can make and test as many creatives as needed. They also have access to our in-house creative team, SparkLabs, for expert ad creation and testing strategies.
MAX
MAX is our in-app bidding software that optimizes the value of publishers' advertising inventory by running a single unbiased, real-time competitive auction, driving more competition and higher returns for publishers. MAX auctions are more effective than historical tools and approaches because MAX yields more targeted users for advertisers and enables publishers to achieve better competitive prices for each impression. Many developers who integrate MAX have experienced a measurable increase in their average revenue per daily active user ("ARPDAU") over traditional monetization tools and save countless hours because they are able to automate manual monetization work through its advanced feature set. As a result, MAX has become the preferred in-app bidding solution for many publishers worldwide, helping drive meaningful growth and momentum for AppLovin.
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
Adjust
Adjust is our measurement and analytics marketing platform which provides the visibility, insights, and tools marketers need to grow their apps from early stage to maturity. Our software-as-a-service ("SaaS") platform is an end-to-end solution for optimizing ad performance and maximizing returns, powered by accurate attribution data and in-depth reporting that are essential for meeting business goals. Adjust allows clients to better understand their users’ journey while allowing marketers to make smarter decisions through measurement, attribution, and fraud prevention.
The Adjust product solutions allow customers to benefit from the following key features:
•Impact through measurement: Drive results faster with accurate, timely measurement on marketing and ad spend across channels.
•Insights through real-time data and reports: Easily share timely, actionable insights with stakeholders to drive their business forward.
•Strategic growth with automated attribution solutions: Scale profits with automated solutions that attribute sources and help customers work smarter and accomplish more.
Wurl
Wurl is our connected TV ("CTV") platform which distributes streaming video for content companies and provides advertising and publishing solutions to maximize advertising revenue, grow their CTV viewership, and strengthen their brand value. Wurl focuses on driving the streaming industry forward with market-leading solutions that help connect the right viewers to the right content. It brings data-driven advertising and measurement to Connected TV. The technology helps companies engage with the highest-value viewers, and ultimately increase their revenue.
Wurl has built the following products to meet their customers’ needs:
•AdPool: is a monetization solution that connects CTV supply with top advertisers and access to exclusive demand.
•ContentDiscovery: is an advertising solution that grows audiences, increases engagement, and reduces churn for streaming platforms and apps.

•Global FAST Pass (GFP): is a distribution solution that makes it easy to launch Free Ad-supported Streaming TV channels.
AppLovin Apps
Today, our Apps consist of a globally diversified portfolio of over 200 free-to-play mobile games across five genres, run by eleven studios located worldwide with a deep bench of talented developers. Our studios have developed and published games across a number of genres including: casual, match-three, card/casino, midcore, and hyper-casual. A large portion of our portfolio are casual, match-three and card/casino games that have a lower risk of development and generally have more predictable revenue streams and return. These games can be played a few minutes at a time and appeal to a wide range of users across many highly attractive demographics. Our studios leverage live ops to quickly iterate and increase in-game monetization by optimizing app economies and improving in-game conversion on items and offers. The studios operating our portfolio of Apps utilize our Software Platform to market, scale, and monetize our Apps.
Our Strategy for Growth
We have a comprehensive strategy to continue our growth and further enhance our market position in the advertising ecosystem:
•Existing market expansion: We continue to have an attractive market opportunity within our current mobile app segment, which we intend to address through the optimization of our Software Platform.
•Enhance and extend AI-based technologies: As we increase our scale and reach, we benefit from compounding improvements to AXON, our AI-powered advertising engine, which in turn improves the efficacy and growth of our Software Platform solutions.
•New market expansion: We are confident our technology and expertise are applicable to other market segments and geographies we do not currently address, including:
•Non-gaming mobile app segments and industries: One of our long-term objectives is to provide critical tools to mobile app developers across multiple verticals, including, for example, e-commerce and social media.
◦Other content industries: We believe our deep expertise and capabilities will allow us to successfully apply our solutions to tangential sectors, including with mobile OEMs and carriers through our Array product initiative, as well as the growing CTV industry through our 2022 acquisition of Wurl, LLC. We continue to expand our CTV business through the addition of new content advertisers and supply channels as well as through the application of AXON to CTV.
◦Industry partnerships: We plan to further invest in our sales and marketing teams to increase penetration among new and existing clients, including in expansion markets we are targeting.
•Attracting and retaining the best talent: Our employees are at the core of our technology and success. We intend to continue to invest in attracting and retaining exceptional talent who share our values and will drive our future growth.
•Pursue strategic investments and partnerships: Given our proven track record in strategic transactions, and our long-standing relationships with key industry players, we have earned a reputation as a partner of choice, and will continue to consider and leverage strategic acquisitions, partnerships, and investment opportunities to accelerate our growth.
Our Customers and Developer Community
Our globally diverse customers range from the largest enterprises to small and independent businesses and individuals across a variety of industries. Our customers comprise multiple groups within the advertising ecosystem including advertisers leveraging our platform to find users and advertising networks using our mediation solution to purchase advertising inventory. Our Apps also work with advertising networks who purchase advertising inventory and consumers who purchase in-app products. We also work with the mobile app publisher community who leverage our mediation solution to monetize their inventory. The scale and breadth of our customers in terms of size and industry provides us with a competitive advantage.
Competition
We operate in a fragmented advertising ecosystem composed of divisions of large, well-established companies as well as privately-held companies. The large companies in our advertising and mobile app ecosystems may play multiple different roles given the breadth of their businesses.
•Advertisers typically engage with several advertising platforms and networks to purchase advertisements on mobile apps, devices, and on CTV, looking to optimize their marketing investments. Such advertising platform companies vary in size and include players such as Facebook, Google, Amazon, and Unity Software, as well as various private companies. Several of these platforms, including Facebook, Google, Amazon, and Unity Software, are also our partners and clients.
•There are many companies that develop online and mobile games and other mobile apps. The larger gaming companies in our gaming ecosystem include Activision Blizzard (Microsoft), Tencent, and Zynga (Take-Two

Interactive), as well as other public and private companies. Many of these companies are also our partners and clients. We also expect new developers to enter the market and existing companies to allocate more resources to develop and market more mobile games and apps.
We believe that the principal competitive factors in our market are:
•the ability to enhance and improve technologies and offerings;
•knowledge, expertise, and experience in the advertising ecosystem;
•relationships with third parties in the advertising ecosystem;
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
Our Values
Our AppLovin Values capture our company’s culture and guide our approach on how we build and grow our business with all stakeholders:
•Think Like an Entrepreneur
We take intelligent risks and embrace new challenges as a part of our DNA. We empower our employees to try new things, question the status quo, and constantly innovate. We accomplish this by optimizing resources, keeping our teams lean, agile, focused, and not slowing down progress with bureaucracy.
•Take Initiative, Ownership, and Make an Impact
We are proactive, voice ideas, and take action to drive ourselves, our teams, and our business toward continued success. We are not an environment where work is handed to you, instead we trust your ability to take ownership and make an impact.
•Hire and Reward “Doers”
We hire, develop and reward “doers” who are highly motivated, passionate, and want to work in a collaborative and inclusive environment to take their own careers and our business to the next level. We are not afraid to part ways with underperformers or those satisfied with the bare minimum and will enable them to follow their passions towards a better path.
•Move Fast
We move quickly and intentionally. We test, iterate and optimize constantly, using data to drive decisions. Together we discover new ways to move beyond accomplishing our objectives and surpassing expectations while maintaining our high standards. Even as we move fast, we act with integrity and transparency. We do not fear failure because we know that failure often breeds opportunity, and ultimately, success.
•Never Stop Learning
We are curious and seek to learn more than just what’s in our lanes. Learning the latest technologies and what others are doing around us allows us to identify problems and build products to solve them. It enables us to adapt, innovate, and thrive in a constantly evolving and competitive landscape.
Research and Development
Continued investment in research and development is important to advancing our Software Platform and Apps. These advancements are key to attaining our strategic objectives and meeting the evolving needs of our customers. The underlying elastic architecture of our solutions allows us to create, test, and deploy new features rapidly while distributing them globally. We also continue to invest in new and existing Apps.
Our research and development team is working on cutting edge technologies, which allows us to attract top talent globally. As of December 31, 2023, we had approximately 950 employees, or 54% of our total headcount, involved in research and development and related activities. Our research and development organization is based in Palo Alto, California with additional resources around the world.

Intellectual Property
Our success depends in part upon our ability to protect our intellectual property rights with respect to our Software Platform and Apps, and to operate without infringing, misappropriating or otherwise violating valid and enforceable third-party intellectual property. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. Though we rely in part upon these legal and contractual protections, we believe that factors, such as our unique position in the advertising ecosystem, our expertise and determination of our employees, and the functionality and flexibility of our Software Platform in an ever-evolving industry, are also key contributors to our success.
As of December 31, 2023, we owned the following trademarks related to the business: 45 registered trademarks in the United States, 10 pending trademark applications in the United States, as well as 477 registered trademarks in non-U.S. jurisdictions, and 11 pending trademark applications in various non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.applovin.com. Finally, as of December 31, 2023, we owned the following patents related to the business: 28 issued U.S. patents and 1 U.S. patent application. Our issued U.S. patents, and any patents that may issue from our pending applications, are scheduled to expire at dates ranging between 2033 and 2039, excluding any additional term for patent term adjustments or extensions. We have acquired a number of patents through our acquisitions that are not critical to the combined business on a post-closing basis. As such, we regularly review our patent portfolio, and have and expect to continue to abandon the prosecution of patents that are not critical to our operations.
We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. We take steps to protect our proprietary information, in part, by entering into confidentiality agreements with our employees, consultants, developers, and vendors, and generally limiting access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our proprietary rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our Software Platform or Apps or obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and time consuming. Further, our intellectual property rights may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. See the section titled “Risk Factors—Risks Related to Intellectual Property” for more information regarding risks related to intellectual property.
Employees and Human Capital Resources
As of December 31, 2023, we had a total of 1,745 employees, comprised of 1,717 full-time and 28 part-time/intern employees, located in 17 countries. As a result of our historical strategic acquisition and partnership activity, we also have access to approximately 2,000 additional team members, a majority of whom are research and development resources and all of whom are located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent as well as manage our headcount costs. As of December 31, 2023, approximately 49% of our global employees were located outside of the U.S. and 51% in the U.S. Approximately 53% of our U.S. employees are from one or more diverse groups, including Asian, Hispanic or Latino, Black or African American, Native Hawaiian or Other Pacific Islander, American Indian or Alaska Native, or Two or More Races and approximately 36% of our U.S. employees are female. None of our employees are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees as positive.
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
Our culture and industry success further enable us to successfully hire and retain employees aligned with our mission. We were named as an Honorary Cynopsis Top Women in Media, 2023; one of the Hottest Adtech Companies of 2021 by Business Insider; and a Certified Great Place to Work in 2021, 2022 and 2023. The San Francisco Business Times and Silicon Valley Business Journal awarded us one of the Bay Area’s Best Places to Work in 2019, 2020, 2021 and 2022. Inc. further recognized us as a Best Workplace 2022. In recognition of our ongoing efforts to promote diversity, we earned a 2023 Q+ Workplace certification, affirming our dedication to creating an inclusive work environment for all employees. Furthermore, we have been acknowledged by Great Place to Work for Best Workplaces for Parents and by Fortune Best Places to Work in Advertising and Marketing.
Compliance with Government Regulation
We are subject to various federal, state, and international laws and regulations that affect companies conducting business on mobile platforms, including those relating to privacy, data protection, and the use and protection of data from employees, users and others (including minors), the internet, behavioral advertising, mobile apps, content, advertising and marketing activities, sweepstakes and giveaways, and anti-corruption. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we can collect and process data of users, employees and others, communicate with users, and operate our business. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our Software Platform, Apps, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to further scale our Software Platform and include additional Apps, as we continue to operate our AI-powered advertising engine AXON, and as our operations continue to expand internationally, our compliance requirements and costs may increase and we may be subject to increased regulatory scrutiny.
Data Privacy and Security Laws
The data we collect and otherwise process is integral to our Software Platform and Apps, providing us with insights to improve our developer tools, to optimize app discovery and monetization and to improve our Apps. Our collection, use, receipt, and other processing of data in our business subjects us to numerous U.S. state and federal laws and regulations, and foreign laws and regulations, addressing privacy, data protection and the collection, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data. Such regulations include, for example, the European Union General Data Protection Regulation, the Children’s Online Privacy Protection Act, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act. We work to comply with, and to help allow developers and advertising ecosystem partners to comply with, applicable laws and regulations relating to privacy, data protection and information security. This helps underpin our strategy of building trust and providing a strong experience to advertising ecosystem partners and clients. See the section titled “Risk Factors—Risks Related to Legal and Regulatory Matters—We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection, advertising, tracking, targeting, and protection of minors, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could adversely affect our business, financial condition, and results of operations” for additional information about our approach to laws and regulations relating to privacy, data protection, and information security.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risk Factor Summary
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The principal factors and uncertainties that make investing in our Class A common stock subject to risk include, among other things:
Business, Operational, and Industry Factors
•the fluctuation in our results of operations;
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
•risks related to our international operations;
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
•our ability to increase in-app purchases ("IAPs"), respond to changes with respect to IAPs, and manage the economies in our AppLovin Apps;
•our ability to achieve or maintain profitability with increasing operating expenses;
•risks related to not having long-term agreements with our clients;
•AppLovin apps not meeting user expectations;
•our ability to maintain our culture and brand awareness;
•our ability to maintain a customer support ecosystem amongst the proliferation of “cheating” programs and scam offers seeking to exploit our mobile games and users;
•our reliance on third parties complying with their obligations;
Legal and Regulatory Matters
•changes in laws and regulations concerning privacy, information security, data protection, consumer protection, AI, advertising, tracking, targeting, and protection of minors;
•changes in U.S. and foreign laws, many of which are unsettled and still developing;
•the development and use of AI in our offerings and business;

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
•changes to our Software Platform, Apps, or other offerings, or the development and introduction of new software or development of new mobile apps by our studios or our competitors;
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
•costs and expenses related to the strategic acquisitions and partnerships, including costs related to integrating mobile gaming studios or other companies that we acquire, as well as costs and expenses related to the development of our Software Platform or Apps;
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
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, inflation, and high interest rates, which may impact the other factors described above.
In particular, it is difficult to predict if, when, or how newly-launched software may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Software Platform and consistently and timely launch new Apps. It is difficult for us to predict with certainty when we will expand our Software Platform suite or launch a new App as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Software Platform offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or maintain or improve existing Apps, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
The advertising and mobile app ecosystems are prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Software Platform, Apps, and other offerings involve the collection, storage, processing, and transmission of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees and clients or other third parties. We also store and implement measures designed to secure the source code for our Software Platform and Apps as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information, content, or payment information from users, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other misuse of such data, or unavailability of data or of our Software Platform, Apps, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation, or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Computer malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Software Platform, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our internal systems and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our Software Platform, Apps, or other offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities, or breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our Software Platform or Apps and otherwise harm our reputation and market position.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements, may receive or store information provided by us or by our users through mobile or web apps or other means. These third parties may misappropriate our information and engage in unauthorized use of it. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data or our users’ data may be lost, destroyed, or improperly accessed, modified, disclosed, or otherwise misused. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures and other costs relating to the incident, and we may face claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of more employees working remotely, our use of third-party systems designed to enable the transition to a remote workforce introducing security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with international conflicts around the world, such as in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
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
Further, we utilize AI technologies in our Software Platform and Apps and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related liability and harm to our reputation. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we anticipate that we will discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, in connection with such efforts or otherwise, whether owing to our data limitations, the scale of activity on our Software Platform, challenges related to our personnel working remotely, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use or other processing of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline or instances of spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, a number of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and our agreements with certain customers or partners may require us to notify them or fulfill other obligations in the event of a security breach. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices and to pay fines or penalties. Such actual or perceived incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. We are seeing an increase in inquiries from our partners regarding audit certifications, such as SOC 2, Type II or ISO 27001, which we have not yet achieved. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
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
For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. Apple indicated that it expects privacy manifests and signatures to become part of the App Store review in Spring 2024.
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, that limits cross-site tracking by restricting website access to third-party cookies by default. Additionally, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use ~~a~~ CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving ads to users in the EEA or the UK. According to Google, if publishers do not adopt a Google-certified CMP, only limited ads will be eligible to serve in the EEA and UK. To adapt to these changes, we released the MAX SDK version 12.0.0. to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google may adversely affect our business, financial condition, and results of operations.
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
In addition, our ability to execute our strategy depends in part on our continued ability to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of game development, product management, engineering, AI, machine learning, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in Silicon Valley, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be challenging as we continue to navigate the global remote working environment. With the general shift to remote work, we are able to tap into candidate pools previously unavailable to us, but candidates have also sought increased flexibility and may have more options available to them. We have and will continue to devote increased efforts to maintaining our collaborative culture, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale, and productivity of our employees, including new employees, as we evaluate the impacts of the global remote working environment on our business and employees. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
We have historically hired a number of key personnel and additional team members working on our Software Platform and Apps through strategic acquisitions and partnerships, and as competition within the advertising and mobile app ecosystems for attractive target companies with a skilled employee base persists and increases, we may incur significant expenses and difficulty in continuing this practice. The loss of talented employees with experience in the assets we acquire could result in significant disruptions to our business and the integration of acquired assets and businesses. If we do not succeed in recruiting, retaining, and motivating these key employees, we may not achieve the anticipated results of acquisitions.
The failure to attract new clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue is Software Platform Revenue and In-App Advertising ("IAA") Revenue from our Apps. Software Platform Revenue is mostly from AppDiscovery and is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model. IAA Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of mobile games. As is common in the advertising ecosystem, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.

Revenue could also be impacted by a number of other factors, including:
•our ability to attract and retain clients;
•our ability to improve the effectiveness and predictability of our advertising and maintain and improve our AI-powered advertising engine AXON;
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
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt in or opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the "GDPR"), ePrivacy Directive, the California Consumer Privacy Act (the "CCPA") as amended by the California Privacy Rights Act (the "CPRA") and similar U.S. privacy laws in other states, and the Children’s Online Privacy Protection Act (the "COPPA");
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Software Platform or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, inflation, high interest rates, uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as in Ukraine and the Middle East, as well as, friction between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
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
The advertising ecosystem and mobile gaming are intensely competitive. If clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
We face significant competition in the advertising ecosystem and in mobile gaming. We offer a suite of solutions for advertisers to get their content discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from clients for fees paid by advertisers, including developers, that use our Software Platform and from the sale of advertising inventory of our Apps. Advertisers often engage with several advertising platforms and networks to purchase advertisements and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms, mobile apps and games, media, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, and Unity Software as well as various private companies. Several of these companies, including Facebook, Google, and Unity Software, are also our partners and clients. Additionally, our studios build many of our Apps using the development kits offered by Unity Software. Changes in pricing or the terms on which developers engage with companies in the mobile app ecosystem, such as the pricing changes announced by Unity Software in September 2023, could negatively impact our studios and the mobile app ecosystem generally. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our Software Platform or advertise on our Apps.
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
The advertising ecosystem and mobile gaming are subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.
Technology changes rapidly in the advertising ecosystem and in mobile gaming. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients and users, we will need to enhance and improve our Software Platform and Apps. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects.
Our business also currently depends in part on the growth and evolution of the internet, especially mobile internet-enabled devices. The number of people using mobile internet-enabled devices has increased rapidly over time, and we expect that this trend will continue. However, the advertising ecosystem and mobile gaming may not grow in the way we anticipate. We must continually anticipate and adapt to emerging technologies to stay competitive, including the development of AI and its impacts on the advertising ecosystem and mobile gaming. As the technological infrastructure for internet access improves and evolves, consumers will be presented with more opportunities to access apps and play games on a variety of devices and platforms and to experience other leisure activities that may compete with mobile apps. Forecasting the financial impact of these emerging technologies and business models is inherently uncertain and volatile. If we decide to support a new technology or business model in the future, it may require partnering with a new platform, technology, or business partner, which may be on terms that are less favorable to us than those for traditional technologies or business models.
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
If, on the other hand, we do not continue to enhance our Software Platform or Apps, or do not appropriately allocate our resources amongst opportunities, or we otherwise elect not to pursue new business models that achieve significant commercial success, we may face adverse consequences. For example, we do not currently offer our Apps on all devices or all gaming platforms. If the devices on which our Apps are available decline in popularity or become obsolete faster than anticipated, or if new platforms emerge other than those on which our games are offered, we could experience a decline in revenue and in our number of App users, and we may not achieve the anticipated return on our development efforts. It may take significant time and expenditures to shift product development resources to new technologies, and it may be more difficult to compete against existing products incorporating such technologies. If new technologies render mobile devices obsolete or we are unable to successfully adapt to and appropriately allocate our resources amongst current and new technologies, our business, financial condition, and results of operations could be adversely affected.
Our Software Platform and Apps, as well as our internal systems, rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business, financial condition, and results of operations.
Our Software Platform and Apps, as well as our internal systems, rely on software and hardware, including AI technologies, that are highly technical and complex. In addition, our Software Platform and Apps, as well as our internal systems, depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients and users who use our offerings, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product or App launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our Software Platform or the accuracy of data in the Software Platform, our clients may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions, such as with respect to our Apps using such Software Platform or any future strategic acquisition, that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our clients may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations.
Our business depends in part on our ability to maintain and scale our technical infrastructure, and any significant disruption to our Software Platform or Apps could damage our reputation, result in a potential loss of engagement, and adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain our clients and users depends in part on the reliable performance of our Software Platform and Apps. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients and users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and revenue growth. Additionally, we rely in part on third-party data centers. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
Our business is subject to global economic, market, public health, and geopolitical conditions as well as to natural disasters beyond our control and could adversely affect our revenue and results of operations.
General macroeconomic conditions, such as inflation, high interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as, friction between the United States and China, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Software Platform. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients. As a result, we may be unable to continue to grow in the event of future economic slowdowns. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the advertising ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have a partner studio located in Belarus and we have employees located in Israel. The impact of the international conflict between Russia and Ukraine and in the Middle East will likely result in our continuing to incur costs to support our partner studio and employees and address related challenges. In addition, our management has spent time and attention on these and related events and will continue to monitor and assess the ongoing disruptions to our team members, our management, and our operations, each of which could potentially harm our business. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities.
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
While not material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to international conflicts around the world, such as in Ukraine and the Middle East, as well as, tension between the United States. and China, including but not limited to, risks related to cybersecurity, sanctions, regulatory changes, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments or further sanctions related to that region, we may be subject to penalties or other negative consequences which could adversely impact our business.
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
Absent such strategic transactions, we would need to undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake such additional efforts on our own, we may need to obtain additional expertise and additional capital, which may not be available to our company on acceptable terms, if at all. If we are unable to do any of the foregoing, we may not be able to develop our Software Platform and Apps effectively or achieve our expected product roadmap on a timely basis, which could adversely affect our business, financial condition, and results of operations.
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
We expect to continue to expand our international operations in the future by opening new offices, entering into strategic partnerships with new international game studios, acquiring companies that may have international operations, and providing our Apps in additional countries and languages. For example, our resources are located throughout the world, including in areas with less certain legal and regulatory regimes or more potential risks, such as Belarus, China, Israel and Vietnam and with partners in Russia and Ukraine. Expanding our international operations may subject us to risks associated with:
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
•political, economic, macro-economic climate and social instability, including impacts related to labor, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as, increasing friction between the United States and China and the impacts on their respective regions and the regional and global economy;
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies, and we intend to continue to evaluate and pursue strategic acquisitions and partnerships. For example, we acquired Adjust GmbH in April 2021, Twitter's MoPub business in January 2022 and Wurl, Inc. in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than our recent acquisitions.
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

Our strategic review of our Apps portfolio may not result in sustained improvements to our financial performance, strategy, or operations, and we face a number of risks related to such review.
While we have substantially completed our strategic review of our Apps portfolio and its cost structure, we continue to optimize the portfolio, focusing on identifying those assets which contribute value and how best to optimize each of those asset’s contribution to our overall financial performance. This review resulted in the divestiture or closure of certain studios, a reduction of headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved Apps Adjusted EBITDA margin compared to periods before such adjustments, but also contributed to a decline in Apps revenue and Monthly Active Payers ("MAPs") compared to periods before such adjustments. In addition, our strategic review and any restructuring actions may lead to claims being made on behalf of affected employees, which could result in complaints by current and former employees, adverse media coverage, investigations, and damages or penalties which could affect our reputation, business, and results of operations. In addition, responding to any such proceeding may result in a significant diversion of management's attention and resources, significant defense costs, and other professional fees. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review, and we may incur near term impacts to our results of operations due to our strategic review. For example, in 2022 we incurred $127.9 million in impairment and loss in connection with the sale of certain assets resulting from our strategic review of the Apps portfolio. As a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If our strategic review does not result in our proposed outcomes or meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
While our portfolio review is substantially complete, we continue to carefully consider the full range of options to optimize our Apps portfolio and maximize value to our shareholders, including periodically evaluating potential transactions with third parties related to our Apps portfolio and other strategic and financial alternatives. However, we can provide no assurance that any transaction with a third party or other strategic alternative, if pursued, will have a positive impact on our results of operations or financial condition.
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
From time to time, we have entered into strategic partnerships with mobile gaming studios in addition to those studios that are wholly-owned. We have historically allowed our strategic partner studios to continue their operations with a degree of autonomy. In certain of these transactions, we have bought games from such partner studios and entered into development agreements whereby such partner studios provide us support in developing and improving games. These agreements typically have a fixed term, after which our partner studios may choose not to continue working with us. Any deterioration in our relationship with partner studios may harm our ability to monetize the games we purchase or develop and launch future mobile games developed by partner studios and may lead to such partner studios choosing not to renew their partnerships with us or continue to develop new games or support existing games. Further, if a partner studio becomes dissatisfied with us, our brand and reputation may be harmed and we may have more difficulty entering into similar partnerships in the future. Additionally, our international partner studios may be located in areas with less certain legal and regulatory regimes or more potential risks, which may increase our costs to maintain such strategic partnership. If we are unable to maintain any of these partnerships, we may be required to invest significant resources in expanding our other studios or entering into agreements with additional mobile gaming studios in order to continue producing the same volume and quality of Apps, and our business, financial condition, and results of operations could be adversely affected.
If we are unable to launch or acquire new Apps and successfully monetize them, or continue to improve the experience and monetization of our existing Apps, our business, financial condition, and results of operations could be adversely affected.
Our Apps portfolio depends in part on launching or acquiring, and continuing to service, mobile apps that users will download and spend time and money using. We have devoted and we may in the future continue to devote substantial resources to the research, development, analytics, and marketing of our Apps. Our development and marketing efforts are focused on improving the experience of our existing Apps, developing new Apps, and successfully monetizing our Apps. Our Apps generate revenue primarily through the sale of advertising, a substantial portion of which comes from other mobile gaming clients, and IAPs. For Apps distributed through third-party platforms, we are required to share a portion of the proceeds from in-game sales with the platform providers, which share may be subject to changes or increases over time. In order to achieve and maintain our profitability, we need to generate sufficient revenue from our existing and new Apps to offset our ongoing development, marketing, and other operating expenses.
Successfully monetizing our Apps is difficult and requires that we deliver user experiences that a sufficient number of users will pay for through IAPs or we are able to otherwise sufficiently monetize our Apps, including by serving IAA. The success of our Apps depends in part on unpredictable and volatile factors beyond our control including user preferences, competing apps, new third-party platforms, and the availability of other entertainment experiences. If our Apps do not meet user expectations or if they are not brought to market in a timely and effective manner, our business and results of operations could be adversely affected.
In addition, our ability to successfully launch or acquire Apps and their ability to achieve commercial success will depend in part on our ability to:
•effectively and efficiently market our Apps to existing and new users;
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the twelve months ended December 31, 2023, three games, Project Makeover, Matchington Mansion and Wordscapes, collectively represented approximately 15% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. For example, in the twelve months ended December 31, 2023, our IAP Revenue decreased, primarily due to decreases in revenue from Project Makeover and Matchington Mansion, and continued declines in these Apps may significantly impact of Apps segment. Similarly, our future success depends, in part, on our ability to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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

We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our Software Platform revenue has expanded rapidly, in particular since the launch of our AI-powered advertising recommendation engine, AXON. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies.
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
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence. Additionally, our future growth may include expansion into additional features for mobile apps, other mobile app sectors, e-commerce or social, connected TV markets through our 2022 Wurl acquisition, OEM and carrier-related markets through our Array product initiative, blockchain-related markets or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our recently acquired Wurl CTV business which provides streaming content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. There can be no assurance that the evolution of CTV and its content and services will continue to grow or that we can successfully navigate any shifts in consumer demand in this market.
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
Our business depends in part on our ability to increase IAPs, manage the economies in our Apps and respond to changes with respect to IAPs, and any failure to do so could adversely affect our business, financial condition, and results of operations.
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
Although we have been profitable on a GAAP basis and had positive cash flow from operations in certain prior periods, we may not always achieve sufficient revenue or manage our expenses in order to achieve positive cash flow from operations or profitability in any given period. Our operating expenses may continue to rise over the long term as we implement additional initiatives designed to increase revenue, potentially including: developing our Software Platform and technology stack, launching Apps, strategic acquisitions and partnerships, international expansion, hiring additional employees, and taking other steps to strengthen and grow our company. We are likely to recognize costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. We also anticipate that the costs of acquiring new clients and mobile app users, and otherwise marketing our Software Platform and Apps, will continue to rise. Further, we may continue to incur significant costs in connection with strategic acquisitions and partnerships, which costs may increase or become more concentrated to the extent we enter into larger transactions. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all, and which may be dilutive to our stockholders. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses in the future and may not be able to maintain positive cash flow from operations or profitability.
We generally do not have long-term agreements with our clients.
Our clients are not required to enter into long-term agreements with us and may choose to stop using our Software Platform at any time. For example, typically our advertising agreements can be executed in as little as one day and can be terminated for convenience on two days’ notice. In order to continue to grow our Software Platform, we must consistently provide offerings that clients see as valuable and choose to use. If we fail to maintain our relationships with our clients, or if the terms of these relationships become less favorable to us, our results of operations would be harmed. Additionally, as certain of our clients are also our competitors, these clients may choose to invest in their own offerings rather than continue to use our Software Platform. Any failure to maintain our relationships with clients could adversely affect our business, financial condition, and results of operations.
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
Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.
We rely on third parties for various aspects of our business, including demand-side platforms, agencies, advertising partners, and publishers who use our Software Platform. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms may be given access to personal information in order to bid on advertising inventory, and they may misappropriate and engage in unauthorized use of our information, technology or customers' data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps in other regulated industries and markets, each of which imposes additional regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our Software Platform, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies, which in turn imposes additional operational costs to protect our platform, may trigger additional law enforcement or other inquiries, may put our reputation at risk, and may otherwise adversely affect our business, financial condition, and results of operations.
The failure of these third parties to provide or maintain adequate services and technologies could result in a disruption to our business operations. Further, disruptions in the mobile application industry, financial markets, economic downturns, and poor business decisions may adversely affect our partners and may increase their propensity to engage in fraud or other unlawful activity which could harm our business or reputation, and they may not be able to honor their obligations to us, or we may cease our arrangements with them.
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses that must replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework ("EU-U.S. DPF"). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the "UK Extension"), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF and the UK Extension may rely upon the UK Extension as a means to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF, Swiss-U.S. DPF, and UK Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission's adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Software Platform Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Software Platform grows and evolves, including through the use of and integration of AI technologies, and our Software Platform and our Apps are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act, once enacted, will impose a regulatory framework for the companies'

development and use of AI systems. Beyond the EU and U.S., more than 37 countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. For example, China implemented a new policy in September 2021 that restricts online gaming for those under age 18 to one hour in the evening on Fridays, weekends and public holidays. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of IAPs, labeling of free-to-play mobile games, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover our mobile games and the virtual currency, goods, or payments that we receive. We may also expand into new business opportunities that subject us to additional laws and regulations. As such, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the advertising ecosystem. Any costs incurred as a result of adapting to laws and regulations, or as a result of liability in connection therewith, could adversely affect our business, financial condition, reputation and results of operations.
The development and use of AI in our business, combined with an uncertain regulatory environment, may adversely affect our business, reputation, financial condition or results of operations.
We use AI technologies in our offerings and business, and we are investing in the expansion of our AI capabilities, including our latest AI-powered advertising engine, AXON, as well as developing new product features using AI technologies, including possibly generative AI. These technologies are complex and rapidly evolving. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, financial condition or results of operations. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use of third-party AI technologies in connection with our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.
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
Our Software Platform and Apps may be subject to U.S. export controls, including the Export Administration Regulations. Under these regulations, exports of our products and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable.
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
We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws, including implementation of IP address blocking and sanctioned person screening, and continue to evaluate and further enhance our policies and procedures relating to export control and sanctions compliance. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. If we are found to be in violation of U.S. sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses or permits, it can result in significant penalties and government investigations, as well as reputational harm and loss of business. Knowing and willful violations can result in possible incarcerations for responsible employees and managers.
In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes in our Software Platform or Apps, or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.
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

The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Further, beginning in 2022, the 2017 Tax Act requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently U.S. research and experimental expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. The Inflation Reduction Act of 2022 (the "IRA"), enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The IRA also imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. Finally, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have proposed or enacted changes to existing tax laws or new laws that could impact our tax obligations. For example, the Council of the European Union has adopted the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions, effective for fiscal years beginning on or after December 31, 2023. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We collect sales tax and value added taxes in a number of jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under the Wayfair decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the Wayfair decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
We may not be able to realize tax savings from our international structure, which could materially and adversely affect our results of operations.
We recently completed an international restructuring that included the inter-entity license of certain intellectual property and other assets used in the business to our Singapore subsidiary. This structure may be challenged by tax authorities, and if such challenges are successful, the tax savings we expect to realize could be adversely affected. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm's-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could materially and adversely affect our financial condition and results of operations.
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
We regard our Software Platform and Apps and related source code as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark, and trade secret laws and employee and third-party non-disclosure agreements, to protect our proprietary rights. We view the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions and business practices. We also enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and business practices may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.
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
We are aware that some unauthorized copying of our Apps occurs, and if a significantly greater amount of unauthorized copying of our Apps were to occur, it could adversely affect our business. In addition, even if authorized copying of our Apps occurs, third-party platforms may not remove infringing material. We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies. For example, laws relating to intellectual property ownership and license rights, including copyright, with respect to AI and the use of tools containing AI have not been fully interpreted by U.S. courts or been fully addressed by federal and state regulations. As a result, our ability to fully protect our products, technologies and solutions under current and future legal regimes, especially as it relates to AI tools and technologies, may be limited or impacted by future laws, regulations, interpretations or other legislative or judicial actions. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.
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
In certain of our agreements, we also indemnify our licensees and other business partners. We may incur significant expenses defending these business partners if they are sued for intellectual property infringement based on allegations related to our technology. If a business partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because our Software Platform and Apps often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against one of our mobile games or other products and services in question, even if the claim does not pertain to our technology.

Many of our products and services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could adversely affect our business, financial condition, and results of operations.
We use open source software in our Software Platform and Apps and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate continuing to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, under some open source licenses, if we combine our proprietary software with open source software in a certain manner, third parties may claim ownership of, a license to, or demand release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code. Such third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software and open source software could incorporate AI generated code which may be a result of hallucinatory behavior. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, reputation, financial condition, and results of operations.
Our ability to acquire and maintain licenses to intellectual property may affect our business, financial condition, and results of operations. Competition for these licenses may make them more expensive and increase our costs.
While most of the intellectual property we use in our Software Platform and Apps is created by us, from time to time, we also acquire rights to third-party intellectual property. Proprietary licenses may limit our use of intellectual property to specific uses and for specific time periods, require time and attention of licensors in providing guidance and related approvals, and include other contractual obligations with which we must comply. Additionally, competition for these licenses is intense and often results in increased advances, minimum payment guarantees, and royalties to the licensor, and as such we may be unable to identify suitable licensing targets or complete licensing arrangements. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our business and results of operations could be adversely affected. Further, if the mix of IAPs shifts toward mobile games in which we use licensed intellectual property or if we develop additional Apps that require licensing of third-party intellectual property, our overall margins may be reduced due to royalty obligations.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2030. As of December 31, 2023, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.2 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to continue to develop our Software Platform, enhance our existing Apps and develop new Apps and features, improve our operating infrastructure, or enter into strategic acquisitions and partnerships. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our credit agreement, which provides for a term loan and revolving credit facility, contains financial covenants with which we must comply. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations could be adversely affected.

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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our former President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2023, the Voting Agreement Parties collectively held approximately 85% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
In February 2022, we announced that our board of directors authorized the repurchase of up to $750.0 million of our Class A common stock over time. In May 2023, we authorized an increase to the repurchase program of $296.0 million, in August 2023, we authorized an additional increase to the repurchase program of $447.6 million, and in February 2024, we authorized an additional increase to the repurchase program of $1.25 billion, such that up to $1.252 billion of Class A common stock may be repurchased. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy.
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through, our information systems, that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify potential cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. The frequency of these risk assessments is based on the potential risk and criticality to our business systems. The risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential impact and damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate how to reasonably address identified gaps in existing safeguards to minimize identified risks and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high level personnel, including our Head of Information Security and Compliance, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies and educated about cybersecurity best practices through annual company-wide cybersecurity training, regular phishing simulations, and role-based training, as appropriate.
We engage consultants and third parties in connection with our risk assessment processes. These providers assist us in evaluating our cybersecurity program, provide support for threat monitoring and detection, and scan for vulnerabilities and other related security events which may pose a risk to the company.
We utilize our third-party risk management program to evaluate the cybersecurity posture of our third-party service providers based on risk, including data and systems access. These processes assist us in identifying and mitigating risks from cybersecurity threats associated with our use of third-party service providers. Where appropriate, we contractually require third-party service providers to implement and maintain appropriate and reasonable security measures in connection with their work with us and consistent with applicable laws, and to promptly report any breach of their security measures or systems that may affect our company.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our company, including our business strategy, results of operations, or financial condition. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our company in the future, including our business strategy, results of operations, or financial condition, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, including the risk factor entitled “Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.”
Governance
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.
Our Head of Information Security and Compliance and the InfoSec team are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Head of Information Security and Compliance has over two decades of experience leading cybersecurity, data privacy and risk management programs for large, multi-national organizations and Fortune 500 companies, and CISSP and CRISC certifications. Our InfoSec management team is comprised of qualified cybersecurity professionals whose collective expertise includes penetration testing, cyber threat intelligence, data privacy, information security, and risk and compliance in the healthcare, financial, and technology industries, with certifications such as CISA, CRISC, CISSP, CCSP, CIPP, GIAC, and OSCP.
Our Head of Information Security and Compliance and the InfoSec Team, in partnership with our Legal Privacy Team, oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Head of Information Security and Compliance and the InfoSec Team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through their implementation and oversight of safeguards, including through the use of automated tools and manual processes, like security event monitoring, vulnerability scanning, threat analytics, security awareness and training, endpoint security, bug bounty program, offensive security testing, and third-party risk and monitoring.
Our Head of Information Security and Compliance provides quarterly and as needed briefings to the Audit Committee regarding our company’s cybersecurity program and information security risks, including any recent AppLovin-related cybersecurity incidents and possible responses, internal and third-party cybersecurity systems testing, third-party risk management, and other topics related to cybersecurity. The Audit Committee provides updates to the Board on such reports. The Company has adopted an escalation process for review of cybersecurity incidents, based on severity level, by an internal cyber task force with oversight by the Audit Committee. In addition, our Head of Information Security and Compliance provides annual briefings to the Board on our cybersecurity program and risks.

Item 2. Properties
Our corporate headquarters is in Palo Alto, California, where we currently lease approximately 72,812 square feet under a lease agreement that expires in May 2028. We also lease and license additional facilities in the United States in Palo Alto, San Francisco, Santa Monica, Los Angeles, California; Las Vegas, Nevada; Bellevue, Washington; New York, New York; and Richardson, Texas; and internationally in Toronto, Canada; Beijing, Hangzhou and Shanghai, China; Limassol, Cyprus; London, England; Paris, France; Berlin and Frankfurt, Germany; Jakarta, Indonesia; Herzliya, Israel; Tokyo, Japan; Seoul, South Korea; Singapore; Bangkok, Thailand; Izmir, Turkey; Haarlem, Netherlands; and Ho Chi Minh City, Vietnam.
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
Holders of Record
As of December 31, 2023, there were approximately 64 stockholders of record of our Class A common stock, 10 stockholders of records of our Class B common stock and no holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. All shares of Class B common stock are beneficially held by Adam Foroughi, Herald Chen, and KKR Denali Holdings L.P., collectively with certain affiliated trusts.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and the S&P 500 Information Technology Index ("S&P IT") through December 31, 2023. The graph assumes $100 was invested at the market close on April 15, 2021, which was the first day our Class A common stock began trading. Data for the S&P 500 and S&P IT assumes reinvestment of dividends. The offering price of our Class A common stock in our initial public offering on April 15, 2021 was $80.00 per share. The graph uses the closing market price on April 15, 2021 of $65.20 per share as the initial value of our Class A common stock.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

APP Performance Chart
Index Level
160
140
120
100
80
60
40
20
0
4/15/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
APP
S&P 500
S&P IT

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
During the three months ended December 31, 2023, we issued RSUs covering 7,802 shares of our Class A common stock under our 2021 Partner Studio Incentive Plan. During the three months ended December 31, 2023, we issued 61,136 shares of our Class A common stock upon the vesting of RSUs under our 2021 Partner Studio Incentive Plan.
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
Overview
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end software and AI-powered solutions for businesses to reach, monetize and grow their global audience. We also operate a portfolio of owned mobile apps and accelerated our market penetration through an active acquisition and partnership strategy. Our scaled business model sits at the nexus of the advertising ecosystem, which creates a durable competitive advantage that has fueled our clients’ success and our strong growth.
Since our founding in 2011, we have been focused on building a software-based platform for advertisers to improve the marketing and monetization of their content. Our founders, who were mobile app developers themselves, quickly realized the real impediment to success and growth in the advertising ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these challenges led to the development of our infrastructure and Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by entering into the mobile game apps industry in 2018. Our global diversified portfolio of apps now consist of over 200 free-to-play mobile games across five genres, run by eleven studios.
For 2023, our revenue grew 17% year-over-year from 2022, from $2.82 billion in 2022 to $3.28 billion in 2023. For 2022, our revenue grew 1% year-over-year from 2021, from $2.79 billion in 2021 to $2.82 billion in 2022. We generated net income of $356.7 million in 2023, net loss of $192.9 million in 2022, and net income of $35.3 million in 2021. We generated Adjusted EBITDA of $1.5 billion, $1.1 billion, and $726.8 million in 2023, 2022 and 2021, respectively. Additionally, we have generated strong cash flows, with net cash provided by operating activities of $1.1 billion, $412.8 million, and $361.9 million in 2023, 2022, and 2021, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth and consummate strategic acquisitions and partnerships. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
In February 2022, our board of directors authorized a share repurchase program to repurchase $750.0 million of our Class A common stock, which was increased by $296.0 million in May 2023, $447.6 million in August 2023, and $1.25 billion in February 2024. As of December 31, 2023, we had repurchased $1,153.6 million of our class A common stock. We will continuously evaluate efficient alternatives to using cash on hand to fund the program, including accessing the capital markets, subject to market conditions.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the twelve months ended December 31, 2023, Software Platform Revenue represented 56% of total revenue and Apps Revenue represented 44% of total revenue.
We report our operating results through two reportable segments: Software Platform and Apps. Prior to the second quarter of 2022, we had a single operating and reportable segment.
Our CODM, the Chief Executive Officer, evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 14 to our consolidated financial statements.
The Software Platform and Apps segments provide a view into the organization of our business and generate revenue as follows:
Software Platform Revenue
We primarily generate Software Platform Revenue from fees paid by advertisers who use our Software Platform to grow and monetize their content. We are able to grow our Software Platform Revenue by improving our various software technologies.
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
Software Platform clients use MAX to optimize purchases of app advertising inventory. The MAX tool suite provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more developers move to in-app bidding monetization, we expect growth in the adoption of, and revenue from, MAX.
Software Platform clients use Adjust's measurement and analytics marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Software Platform clients use Wurl's CTV platform to distribute streaming video, maximize advertising revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, typically on a usage-based model.
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase (“IAP") and when clients purchase the digital advertising inventory of our portfolio of Apps ("IAA"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.

Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 69% of total Apps Revenue for the twelve months ended December 31, 2023.
During the twelve months ended December 31, 2023, we had an average of 1.8 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $46. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 31% of total Apps Revenue for the twelve months ended December 31, 2023.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 99% of our IAP Revenue during the year ended December 31, 2023, and as such, management believes that MAPs is still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total IAP Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Monthly Active Payers (millions)	1.8	2.3	3.0
Average Revenue Per Monthly Active Payer	$46	$43	$43
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other income (expense), net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, impairment and loss in connection with the sale of long-lived assets, non-operating foreign exchange (gain) losses, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for 2023, 2022, and 2021, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Net income (loss)	$356,711	$(192,947)	$35,338
Adjusted as follows:
Interest expense and loss on settlement of debt	275,665	171,863	103,170
Other income (expense), net[1]	(7,831)	(18,647)	(7,545)
Provision for (benefit from) income taxes	23,859	(12,230)	10,973
Amortization, depreciation and write-offs	489,008	547,084	431,063
Impairment and loss in connection with sale of long-lived assets	—	127,892	—
Non-operating foreign exchange gain	(1,224)	(164)	(1,537)
Stock-based compensation[2]	363,107	191,612	135,468
Acquisition-related expense and transaction bonus	1,047	21,279	16,887
Publisher bonuses[3]	—	209,635	3,227
MoPub acquisition transition services[4]	—	6,999	—
Restructuring costs	2,316	10,834	—
Change in the fair value of contingent consideration	—	—	(230)
Adjusted EBITDA	$1,502,658	$1,063,210	$726,814
Net income (loss) margin	10.9%	(6.8)%	1.3%
Adjusted EBITDA margin	45.8%	37.7%	26.0%

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
The following table provides our Free Cash Flow for 2023, 2022, and 2021, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Net cash provided by operating activities	$1,061,510	$412,773	$361,851
Less:
Purchase of property and equipment	(4,246)	(662)	(1,390)
Principal payments of finance leases	(20,170)	(24,083)	(15,271)
Free Cash Flow	$1,037,094	$388,028	$345,190
Net cash used in investing activities	$(77,829)	$(1,371,468)	$(1,214,930)
Net cash provided by (used in) financing activities	$(1,562,791)	$(526,848)	$3,109,546
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Software Platform to enhance its effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our AI-powered advertising engine AXON, AppDiscovery, Adjust, and MAX, will further improve effectiveness for advertisers. Our investments will also allow us to enter new mobile app sectors outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
Retain and grow existing clients
We rely on existing clients for a significant portion of our revenue. As we improve our Software Platform and Apps, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. We believe there is significant room for us to further expand our relationships with these clients and increase their usage of our Software Platform. We have invested in targeted sales and account-based marketing efforts, including through Adjust’s sales and marketing teams, to identify and showcase opportunities to clients and plan to continue to do so in the future.
In the past, our clients have generally increased their usage of our Software Platform and Apps, and as a result, growth from existing clients has been a primary driver of our revenue growth. We must continue to retain our existing clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
Add new clients globally
Our future success depends in part on our ability to acquire new clients. We recently increased our focus on markets outside the United States to serve the needs of clients globally. In 2023, only 42% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Software Platform are relevant to the broader advertising and mobile app ecosystems. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale. We must continue to acquire new clients to grow our revenue, increase profitability, and drive greater cash flow.

Continued execution of strategic partnerships
We intend to continue to explore and enter into strategic partnerships to grow our business. From the beginning of 2018 through end of 2022, we have invested nearly $4.0 billion in 29 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022. While we were not focused on acquisitions in 2023, we continue to explore strategic partnership opportunities related to our Software Platform, and the expansion of the markets it serves. We believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app and advertising ecosystems
Our business and results of operations will be impacted by industry factors that drive the overall performance of the mobile app and advertising ecosystems. Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app and advertising ecosystems. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area ("EEA") and UK, which will require, starting in January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau's ("IAB") Transparency and Consent Framework when serving ads to users in the EEA or the UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
New tools for developers, industry standards, and platforms may emerge in the future. We believe our focus on the advertising ecosystem has allowed us to understand the needs of our clients and our relentless innovation has enabled us to quickly adapt to changes in the industry and pioneer new solutions. We must continue to innovate and stay ahead of developments in the advertising and mobile app ecosystems in order for our business to succeed and our results of operations to continue to improve.
Current Economic Conditions
We are subject to risks and uncertainties caused by global economic conditions and events with significant macroeconomic impacts, including but not limited to, the COVID-19 pandemic, international conflicts in the Ukraine and Middle East, and actions taken to counter inflation. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.
Components of Results of Operations
Revenue
We generate Software Platform Revenue primarily from fees collected from advertisers spending on AppDiscovery, typically on a performance basis, then shared with our advertising publishers, typically on a cost per impression basis. Software Platform Revenue also includes fees generated based on a percentage of client spend through MAX and subscription fees for Adjust's measurement and analytics marketing platform. Revenue from other services under Software Platform was not material.
We generate Apps Revenue from IAPs made by the users within our Apps and from IAA generated from advertisers that purchase advertising inventory from our diverse portfolio of Apps. IAA Revenue from our Apps was 31%, 33% and 31% of total Apps Revenue in 2023, 2022 and 2021, respectively.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of third-party payment processing fees for distribution partners, amortization of acquired technology-related intangible assets, amortization of finance lease right-of-use assets related to certain servers and networking equipment and costs for third-party cloud service providers. Third-party payment processing fees relate to IAP Revenue. The fees for IAPs are processed and collected by third-party distribution partners. We expect our cost of revenue to increase in absolute dollars over the long term as our business and revenue continue to grow. We also expect our cost of revenue as a percentage of revenue to fluctuate period-over-period.
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
We plan to continue to invest in sales and marketing to grow our Software Platform customer base and increase brand awareness. We also plan to continue to invest in new App launches to the extent we see opportunities for cost-effective growth. We expect sales and marketing expenses to fluctuate period-over-period as we launch new games. We also expect our sales and marketing expenses as a percentage of revenue to fluctuate period- over-period in the near term as we invest to grow our customer base and increase brand awareness, and to decrease over the long term as we benefit from greater scale.
Research and development. Research and development expenses consist primarily of product development costs, including personnel-related expenses such as salaries, employee benefits, and stock-based compensation for employees engaged in research and development activities, professional services costs related to development of new apps by third parties, consulting costs, regulatory compliance costs, and allocated facilities and information technology costs.
We plan to continue to invest in research and development to continue to enhance our Software Platform and to improve existing games and develop new games. We expect our research and development expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to enhance our Software Platform and improve our existing Apps and develop new Apps, and to decrease over the long term as we benefit from greater scale.
General and administrative. General and administrative expenses consist primarily of costs incurred to support our business, including personnel-related expenses such as salaries, employee benefits, and stock-based compensation for employees engaged in finance, accounting, legal, human resources and administration, professional services fees for legal, accounting, recruiting, and administrative services (including acquisition-related expenses), insurance, travel, and allocated facilities and information technology costs.
We plan to continue to invest in our general and administrative function to support the growth of our business. We expect our general and administrative expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to support the growth of our business, and to decrease over the long term as we benefit from greater scale.
Other Income and Expenses
Interest expense and loss on settlement of debt. Interest expense and loss on settlement of debt consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount, and gains and losses of interest rate swap related to the variable interest payments associated with our outstanding debt.
Other income (expense), net. Other income (expense), net, primarily includes interest earned on our cash and cash equivalents, fair value adjustments relating to our non-marketable equity securities, and foreign currency gains and losses.
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

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables summarize our consolidated statement of operations.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$3,283,087	$2,817,058	$2,793,104
Costs and expenses
Cost of revenue[1,2]	1,059,191	1,256,065	988,095
Sales and marketing[1,2]	830,718	919,550	1,129,892
Research and development[1]	592,386	507,607	366,402
General and administrative[1]	152,585	181,627	158,699
Total costs and expenses	2,634,880	2,864,849	2,643,088
Income (loss) from operations	648,207	(47,791)	150,016
Other income (expense):
Interest expense and loss on settlement of debt	(275,665)	(171,863)	(103,170)
Interest income (expense) and other, net	8,028	14,477	(535)
Total other expense	(267,637)	(157,386)	(103,705)
Income (loss) before income taxes	380,570	(205,177)	46,311
Provision for (benefit from) income taxes	23,859	(12,230)	10,973
Net income (loss)	$356,711	$(192,947)	$35,338
_______
1 Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$5,229	$6,307	$2,335
Sales and marketing	79,879	41,533	15,224
Research and development	230,806	94,319	63,344
General and administrative	47,193	49,453	52,274
Total stock-based compensation	$363,107	$191,612	$133,177
_______
2 Includes amortization expense related to acquired intangibles as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$382,956	$448,462	$373,726
Sales and marketing	67,190	66,173	22,661
Total amortization expense related to acquired intangibles	$450,146	$514,635	$396,387

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue1:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	32%	45%	35%
Sales and marketing	25%	33%	40%
Research and development	18%	18%	13%
General and administrative	5%	6%	6%
Total costs and expenses	80%	102%	95%
Income (loss) from operations	20%	(2)%	5%
Other income (expense):
Interest expense and loss on settlement of debt	(8)%	(6)%	(4)%
Other income (expense), net	0%	1%	0%
Total other expense	(8)%	(6)%	(4)%
Income (loss) before income taxes	12%	(7)%	2%
Provision for (benefit from) income taxes	1%	—%	—%
Net income (loss)	11%	(7)%	1%
_______
1 Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Twelve Months Ended December 31, 2023, 2022 and 2021
Revenue

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Software Platform Revenue	$1,841,762	$1,049,167	$673,952	76%	56%
In-App Purchases Revenue	989,007	1,179,133	1,458,595	(16)%	(19)%
In-App Advertising Revenue	452,318	588,758	660,557	(23)%	(11)%
Apps Revenue	1,441,325	1,767,891	2,119,152	(18)%	(17)%
Total Revenue	$3,283,087	$2,817,058	$2,793,104	17%	1%
For the twelve months ended December 31, 2023, our Software Platform Revenue increased by $792.6 million, or 76%, from the prior year period primarily due to publisher bonuses of $209.6 million accounted for as a reduction to revenue in the prior year period. The increase in Software Platform revenue was also due to improved AppDiscovery performance, where installations increased 17% and net revenue per installation increased 35% compared to the prior year period. We do not recognize Software Platform Revenue from transactions with our studios.
For the twelve months ended December 31, 2023, our Apps Revenue decreased by $326.6 million, or 18%, from the prior year period. For the twelve months ended December 31, 2023, our IAP Revenue from Apps decreased by $190.1 million, or 16%, from the prior year period, primarily due to a 12% decrease in the volume of IAPs and a 5% decrease in price per IAP. Our IAA Revenue from Apps decreased by $136.4 million, or 23%, compared to the prior year period, due to a 45% decrease in price per advertising impression, partially offset by a 39% increase in the volume of advertising impressions. We do not recognize IAA Revenue from transactions with our studios.
For the twelve months ended December 31, 2022, our Software Platform Revenue increased by $375.2 million, or 56%, from the prior year period primarily due to AppDiscovery where installations increased 24% and revenue per installation increased 46% compared to the prior year period, as well as our addition of Wurl during the year which contributed 9% of the Software Platform revenue increase, and continued growth in MAX and Adjust, partially offset by publisher bonuses of $209.6 million accounted for as a reduction to revenue in 2022. We do not recognize Software Platform Revenue from transactions with our studios.
For the twelve months ended December 31, 2022, our Apps Revenue decreased by $351.3 million, or 17%, from the prior year period. For the twelve months ended December 31, 2022, our IAP Revenue from Apps decreased by $279.5 million, or 19%, from the prior year period, primarily due to a 21% decrease in the volume of IAPs, partially offset by a 2% increase in price per IAP. Our IAA Revenue from Apps decreased $71.8 million, or 11%, compared to the prior year period, due to a 16% decrease in price per advertising impression, partially offset by a 7% increase in the volume of advertising impressions. We do not recognize IAA Revenue from transactions with our studios.
Cost of revenue

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Cost of revenue	$1,059,191	$1,256,065	$988,095	(16)%	27%
Percentage of revenue	32%	45%	35%
Cost of revenue in 2023 decreased by $196.9 million, or 16%, compared to 2022. The decrease in 2023 was primarily due to a decrease of $192.3 million in amortization and impairment of intangible assets resulting from the sale of certain assets within our Apps segment during the second half of 2022 and a decrease of $50.0 million in third-party payment processing fees as a result of the decline in IAP revenue, offset by an increase in expenses associated with operating our network infrastructure driven by the growth in our Software Platform operations of $42.7 million.
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
Sales and marketing

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Sales and marketing	$830,718	$919,550	$1,129,892	(10)%	(19)%
Percentage of revenue	25%	33%	40%
Sales and marketing expenses in 2023 decreased by $88.8 million, or 10%, compared to 2022 primarily due to a $126.5 million decrease in user acquisition costs and a $12.3 million decrease in professional services costs associated with the strategic review and optimization of our Apps segment, offset by a $47.5 million increase in personnel-related expense primarily due to an increase in stock-based compensation.
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
Research and development

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Research and development	$592,386	$507,607	$366,402	17%	39%
Percentage of revenue	18%	18%	13%
Research and development expenses in 2023 increased by $84.8 million, or 17%, compared to 2022. The increase was primarily due to an increase of $145.5 million in personnel-related expenses related to an increase in stock-based compensation expense as a result of an increase in headcount, offset by a decrease of $67.1 million in professional services costs due to the optimization and sale of certain assets within our Apps segment.
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
General and administrative

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
General and administrative	$152,585	$181,627	$158,699	(16)%	14%
Percentage of revenue	5%	6%	6%

General and administrative expenses in 2023 decreased by $29.0 million, or 16% compared to 2022. The decrease was primarily due to $12.7 million in acquisition-related costs in 2022 and a decrease of $6.7 million in professional services costs primarily associated with acquisition support.
General and administrative expenses in 2022 increased by $22.9 million, or 14% compared to 2021. The increase was primarily due to an increase of $12.7 million in acquisition-related costs, an increase of $3.1 million in professional services costs primarily associated with audit, tax, and legal support, and an increase of $3.0 million in bad debt expense.
Interest expense and loss on settlement of debt

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(275,665)	$(171,863)	$(103,170)	60%	67%
Percentage of revenue	(8)%	(6)%	(4)%
In 2023, interest expense and loss on settlement of debt increased by $103.8 million, or 60%, compared to 2022. This increase was primary driven by $99.5 million due to an increase in interest rate and $4.3 million in loss on settlement of debt resulting from a debt refinancing transaction during the period.
In 2022, interest expense and loss on settlement of debt increased by $68.7 million, or 67%, compared to 2021. This increase was primary due to an increase of $86.9 million in interest expense related to an increase in the term loan balance and increase in LIBOR during the period, partially offset by a loss on the settlement of term loans of $16.9 million during the prior year period.
Other income (expense), net

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Other income (expense), net	$8,028	$14,477	$(535)	(45)%	**
Percentage of revenue	—%	1%	—%

** Not meaningful
In 2023, other income (expense), net decreased by $6.4 million compared to 2022. The decrease was primarily due to the loss on fair value remeasurement of $20.7 million from the impairment of non-marketable equity securities and an expense resulting from a debt refinancing transaction of $11.0 million, offset by an increase in interest income of $23.2 million and an increase in net foreign currency gains and losses of $4.4 million.
In 2022, interest income and other, net increased by $15.0 million compared to 2021. The increase was primarily due to an increase in interest income of $14.0 million.
Provision for (benefit from) Income Taxes

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$23,859	$(12,230)	$10,973	(295)%	(211)%
Percentage of revenue	1%	—%	—%
In 2023, tax provision for income taxes increased by $36.1 million, or 295%, compared to 2022. The increase in tax provision was primarily driven by an increase of $119.0 million due to the tax impact on the pre-tax income of $380.6 million in 2023 as compared to pre-tax loss of $205.2 million in 2022, offset by $65.7 million related to foreign rate differential and income inclusion, an increase of $16.5 million related to increase in Global Intangible Low-Taxed Income offset by an increase in foreign tax credit, an increase of $25.9 million of stock-based compensation benefit, and an increase of $13.3 million in the research and development credit.
In 2022, tax benefit was $12.2 million as compared to the tax provision of $11.0 million in 2021, a change of $23.2 million, or 211%. The increase in tax benefit was driven by an increase of $52.7 million due to the tax impact on the pre-tax loss of $205.2 million in 2022 as compared to $46.3 million of pre-tax income in 2021, an increase of $14.7 million related to capital loss, an increase of $7.2 million due to higher foreign-derived intangible income deduction, and an increase of $5.1 million due to higher research and development credit, offset by a decrease of $30.1 million related to decrease in stock-based compensation benefit, a decrease of $15.7 million due to higher US-foreign rate differential, a decrease of $5.6 million due to higher foreign income inclusion and a decrease of $5.2 million due to higher valuation allowance.

Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Years Ended December 31,			2022 to 2023 % change	2021 to 2022 % change
	2023	2022	2021
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$1,275,705	$808,415	$457,302	58%	77%
Apps Adjusted EBITDA	$226,953	$254,795	$269,512	(11)%	(5)%
Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
The $467.3 million, or 58%, increase in Software Platform Adjusted EBITDA for 2023 was primarily driven by an increase in Software Platform revenue of $792.6 million, partially offset by an increase of $49.5 million in expenses associated with our network infrastructure and an increase of $46.6 million in personnel-related expenses related to an increase in stock-based compensation expense as a result of an increase in headcount. In addition, Software Platform Adjusted EBITDA for 2022 has been adjusted to exclude one-time publisher bonuses of $209.6 million for the year ended December 31, 2022.
The $27.8 million, or 11%, decrease in Apps Adjusted EBITDA for 2023 was primarily driven by a decrease in Apps Revenue of $326.6 million, offset by a $126.7 million decrease in user acquisition costs, an $84.1 million decrease in professional services costs related to marketing, development and maintenance of apps by third parties, a $50.0 million decrease in third-party payment processing fees paid associated with IAPs, and a $15.9 million decrease in personnel-related expenses.
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
The $14.7 million, or 5%, decrease in Apps Adjusted EBITDA for 2022 was primarily driven by a decrease in Apps Revenue of $351.3 million and a $73.0 million increase in professional services costs related to development of new apps by third parties, partially offset by a $317.6 million decrease in user acquisition costs, and an $88.4 million decrease in third-party payment processing fees paid associated with IAPs.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock and of our Class A common stock in our initial public offering and debt borrowings, including borrowings made under our credit agreement. As of December 31, 2023, we had cash and cash equivalents of $502.2 million.
We believe that our cash and cash equivalents would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in teams and technologies, including intellectual property rights, which could increase our cash requirements. For example, in 2022, we acquired MoPub and Wurl, which reduced our year-end 2022 cash balance by $1.3 billion. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate. If additional financing from outside sources is required, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$1,061,510	$412,773	$361,851
Net cash used in investing activities	$(77,829)	$(1,371,468)	$(1,214,930)
Net cash (used in) provided by financing activities	$(1,562,791)	$(526,848)	$3,109,546
Operating Activities
Net cash provided by operating activities was $1,061.5 million for 2023, primarily consisting of $356.7 million of net income, adjusted for certain non-cash items, which included $489.0 million of amortization, depreciation and write-offs, $363.1 million of stock-based compensation expense, $28.0 million of impairment of non-marketable equity securities, $17.8 million of change in operating right of use asset, and $9.4 million of amortization of debt issuance costs and discount partially offset by a net increase in the operating assets and liabilities of $208.7 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable and other assets, and a decrease in operating lease liabilities, partially offset by higher accounts payable, deferred revenue, and accrued and other liabilities.
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
Investing Activities
Net cash used in investing activities was $77.8 million for 2023, primarily consisting of $63.9 million related to acquisitions, $17.9 million in purchases of non-marketable investments and 4.2 million in purchase of property and equipment, partially offset by $8.3 million in proceeds from sale of long-lived assets.
Net cash used in investing activities was $1.4 billion for 2022, primarily consisting of $1.3 billion related to acquisitions, $66.3 million in purchases of non-marketable investments and other, partially offset by $37.0 million in proceeds from sale of long-lived assets.
Financing Activities
Net cash used in financing activities was $1.6 billion for 2023, primarily consisting of $1.2 billion of common stock repurchases, payments for withholding taxes related to net share settlement of restricted stock units of $246.4 million, payments for the principal repayment of debt of $498.0 million net of $395.3 million proceeds from issuance of debt, deferred acquisition costs of $33.9 million, licensed asset obligation payments of $27.1 million, and principal payments for finance leases of $20.2 million, partially offset by $20.9 million in proceeds from exercise of stock awards.
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
Credit Agreement
As of December 31, 2023, our total outstanding indebtedness under the Amended Credit Agreement with the lenders party thereto and Bank of America, N.A. serving as the administrative agent consisted of two term loans, with each having an outstanding balance of $1.5 billion, with $30.0 million due within twelve months, which excludes interest payments which vary based on the fluctuations in the interest rate index. Additionally, the Amended Credit Agreement provides a Revolving Credit Facility with a maximum commitment of $610.0 million. During the third quarter of 2023, we drew down $185.0 million from the Revolving Credit Facility, with a remaining unused commitment of $418.7 million as of December 31, 2023, which is net of outstanding letters of credit of $6.3 million. For additional information on the Credit Agreement, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contractual Obligations
Our material cash requirements include the following contractual obligations.
Operating Leases
As of December 31, 2023, we have non-cancellable commitments for primarily real estate leases with fixed lease payment obligations of $62.3 million, with $16.0 million payable within twelve months. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Finance Leases
As of December 31, 2023, we have non-cancelable payments related to finance leases of certain networking equipment of $192.2 million, with $27.5 million payable within twelve months. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
License Asset Obligation
As of December 31, 2023, we have an obligation related to certain intellectual property that we licensed from a third party of $14.2 million, which is expected to be paid within twelve months.
Non-cancelable purchase obligations
As of December 31, 2023, we have non-cancellable purchase obligations, which primarily consist of a certain arrangement related to cloud platform services, of $252.0 million, with $160.2 million payable within twelve months.

Investment Commitments
During the years ended December 31, 2023 and 2022, we invested or committed to invest in certain private equity funds. As of December 31, 2023 these unfunded commitments were $41.2 million, which may be called from time to time by the funds.
Contingent Consideration
Several of the definitive agreements governing our acquisitions of our owned studios and arrangements with our partner studios provide for payment contingent upon future performance metrics. These contingent consideration arrangements include payouts based on a percentage of profitability metrics or the achievement of certain revenue targets, and some of these arrangements do not have a maximum limit of contingent consideration achievable. Because these contingent consideration arrangements are based on the success of relevant Apps and are not guaranteed, we do not expect our results of operations would be materially and adversely effected by the payment of amounts under any such arrangement. The table below presents a summary of the outstanding contingent consideration arrangements:

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

Asset acquisition (April 2021)
As amended in 2023, future earn-out payments are based on a percentage of a certain operating profit generated by the acquired mobile Apps for each of the four years following the amendment, with additional earn-out payments contingent on the achievement of certain revenue targets for each of the two years following the amendment.

Asset acquisition (April 2021)	As amended in 2022, future earn-out payments are based on a percentage of the earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the acquired mobile Apps.
For acquisitions of studios we own that are accounted for as business combinations, contingent consideration is initially recognized at fair value. For our other transactions, we generally recognize contingent consideration only on the date when the related performance metrics are achieved. For additional information, see Notes 2 and 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2023, we had recorded liabilities of $35.9 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months. As a result, this amount is not included in the table above.
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
Revenue from Contracts with Customers
We generate Software Platform and Apps revenue. Software Platform revenue is generated primarily from fees collected from advertisers including advertising networks who use our Software Platform. Apps revenue consists of in-app purchase ("IAP") revenue generated from in-app purchases made by users within our apps (“Apps”), and in-app advertising ("IAA") revenue generated from third-party advertisers that purchase ad inventory from Apps.

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
Software Platform Revenue also includes revenue generated from Adjust's measurement and analytics marketing platform that is recognized ratably over the subscription period of generally up to twelve months.
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
We determine the EAUL on a quarterly basis and applies such calculated EAUL to all bookings in the respective quarter. Determining the EAUL is subjective and requires management’s judgment. Future playing patterns may differ from historical playing patterns, and therefore the EAUL may change in the future. The EAULs are generally between 5 and 10 months.
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

For transactions accounted for as business combinations, we allocate the fair value of acquisition consideration to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Acquisition consideration includes the fair value of any promised contingent consideration. The excess of the fair value of acquisition consideration over the fair values of acquired identifiable assets and liabilities is recorded as goodwill. Contingent consideration is remeasured to its fair value each reporting period with changes in the fair value of contingent consideration recorded in general and administrative expenses. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates and assumptions in valuing certain identifiable intangible assets include, but are not limited to, forecasted revenue and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when we receive final information, including appraisals and other analyses. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred.
For transactions accounted for as asset acquisitions, the cost, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. We generally include contingent consideration in the cost of the assets acquired only when the uncertainty is resolved. We amortize contingent consideration adjustments to the cost of the acquired assets prospectively using the straight-line method over the remaining useful life of the assets. No goodwill is recognized in asset acquisitions.
Services and Development Agreements
We enter into strategic agreements with third-party mobile game studios. We have historically allowed these studios to continue their operations with a significant degree of autonomy. In some cases, we bought Apps from these studios and entered into service and development agreements whereby these studios provide support in improving existing Apps and developing new Apps. The substantial majority of payments associated with service agreements for existing Apps are expensed to research and development when the services are rendered as the payments primarily relate to developing enhancements for the Apps. Payments for new Apps associated with development agreements are generally made in connection with the development of a particular App, and therefore, we are subject to development risk prior to the release of the App. Accordingly, payments that are due prior to completion of an App are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of an App are generally capitalized and expensed as cost of revenue. For additional information, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Software Development Costs
We incur development costs related to internal-use software and Apps. Development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Software development costs that meet the criteria for capitalization were not material for the periods presented.
Goodwill
We test goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the carrying value of the reporting unit, including goodwill, to its fair value. A goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. As of December 31, 2023, 2022 and 2021, no impairment of goodwill has been identified.
Intangible Assets
Intangible assets consist primarily of Apps, user base, developed technology, customer relationships and certain intellectual property licenses resulting from acquisitions. Intangible assets are amortized over the period of estimated benefit using the straight-line method. Our estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted user acquisition costs, user attrition rates and level of user engagement.
Impairment of Long-Lived Assets
We review long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. If such indicators are present, we assess the recoverability of the asset or asset group by comparing its carrying value to the undiscounted future cash flows expected to be generated by the asset or asset group. If the future undiscounted cash flows are less than the carrying value of the asset or asset group, an impairment charge is recognized in the consolidated statements of operations by the amount by which the carrying value of the asset or asset group, exceeds its estimated fair value. There were no material impairment charges related to long-lived assets that are held and used for the years ended December 31, 2023, 2022 and 2021.

We classify an asset as held for sale when management commits to a formal plan to actively market the asset for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon classification as held for sale, we recognize the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In addition, we cease to record depreciation or amortization for assets that are classified as held for sale. During the year ended December 31, 2022, we classified certain assets within the Apps reportable segment as held for sale and recognized a total impairment charge of $53.0 million, representing the excess of the assets' carrying value over their estimated fair value, less cost to sell, in cost of revenue in our consolidated statements of operations. As of December 31, 2022, the carrying value of assets held for sale was not material. No assets were classified as held for sale in 2023 or 2021.
Stock-Based Compensation
We account for stock-based compensation based on the fair value of stock-based awards as of the grant date. We recognize the fair value as stock-based compensation expense following the straight-line attribution method over the requisite service period for restricted stock units ("RSUs") and stock options, and over the offering period for purchase rights issued under the Employee Stock Purchase Plan ("ESPP"). Stock-based compensation expense for performance-based RSUs (“PSUs”) with a market condition is recognized ratably on a tranche-by-tranche basis using the accelerated attribution method over the respective derived service period, unless the market condition is satisfied earlier. We account for forfeitures for all awards as they occur.
The fair value of RSUs is estimated on the date of grant based on the closing price of the Company's publicly traded Class A common stock on the date of grant.
We determine the fair value of PSUs with market conditions using the Monte Carlo simulation pricing model. This requires the input of assumptions, including the expected stock volatility, the risk-free interest rate, the expected dividend yield and the discount for post-vesting restrictions, as applicable.
We determines the fair value of stock options and purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the expected term, the expected stock volatility, the risk-free interest rate, and the expected dividend yield.
For awards that are liability classified, we update the grant date fair value at each reporting period. Liability-classified awards are reclassified to equity upon settlement in shares of the Company’s common stock.
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
Interest Rate Fluctuation Risk
As of December 31, 2023, we had unrestricted cash and cash equivalents of $502.2 million. A hypothetical 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
As of December 31, 2023, we had a total outstanding debt of $3.2 billion, consisting of two term loans and a revolving credit loan. Both the term loans and the revolving credit loan carry a floating rate and are recorded at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A hypothetical 100 basis point increase or decrease in interest rates would increase or decrease the amount of interest paid in 2023 by approximately $32.0 million. We historically entered, and in the future may enter, into interest rate swaps to manage interest rate risk on a portion, or all of our outstanding debt.
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

Item 8. Financial Statements and Supplementary Data
APPLOVIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AppLovin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppLovin Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), redeemable noncontrolling interest and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Performance-based Restricted Stock Units - Refer to Note 11 to the financial statements

Critical Audit Matter Description

In March 2023, the Company granted performance-based restricted stock units (“PSUs”) which are eligible to vest based on the achievement of certain stock price targets and the satisfaction of service conditions. The grant date fair value of the PSUs is $124.3 million.

A Monte Carlo simulation was utilized to determine the grant date fair value. The Monte Carlo simulation model utilized the stock price of the Company at the beginning of the grant date, the expected price volatility of the Company, expected term, risk-free rate, and dividend yield to calculate the grant date fair value. The assumptions used in the Monte Carlo simulation model had a significant effect on the grant date fair value of the PSUs.

Given the level of judgement involved by management, which included the use of a specialist to determine the grant date fair value of the PSUs, our audit procedures required a high degree of auditor judgement and increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the PSUs included the following, among others:

•We tested the design and operating effectiveness of the Company’s internal controls over the determination of the grant date fair value of the PSUs.
•We inquired of management the key valuation assumptions and the Monte Carlo simulation model methodology used in the determination of the grant date fair value of the PSUs.
•We performed risk assessment procedures over the grant date fair value to understand their overall sensitivity.
•We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as the grant date, performance period, and the stock price, among others, back to source documents, such as compensation committee minutes or the PSU agreements.
•We evaluated the qualifications of the Company's specialists by assessing their certifications and determining whether they meet the qualifications necessary to perform independent PSU valuations.
•With the assistance of our fair value specialists, we evaluated management’s valuation of the PSUs by:
◦Evaluating the Monte Carlo simulation model methodology and the reasonableness of the valuation assumptions, including the stock price of the Company at the beginning of the grant date, the expected price volatility of the Company, expected term, risk-free rate, and dividend yield.
◦Independently developing the Monte Carlo simulation model and independently calculating valuation inputs.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 26, 2024

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of AppLovin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AppLovin Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2024

AppLovin Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$502,152	$1,080,484
Accounts receivable, net	953,810	702,814
Prepaid expenses and other current assets	160,201	155,785
Total current assets	1,616,163	1,939,083
Property and equipment, net	173,331	78,543
Operating lease right-of-use assets	48,210	60,379
Goodwill	1,842,850	1,823,755
Intangible assets, net	1,292,635	1,677,660
Other assets	385,998	268,426
Total assets	$5,359,187	$5,847,846
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$371,702	$273,196
Accrued and other current liabilities	252,202	147,801
Licensed asset obligation	13,054	15,254
Short-term debt	215,000	33,310
Deferred revenue	78,559	64,018
Operating lease liabilities	13,605	14,334
Deferred acquisition costs, current	—	31,045
Total current liabilities	944,122	578,958
Non-current liabilities:
Long-term debt	2,905,906	3,178,412
Operating lease liabilities, non-current	42,905	54,153
Licensed asset obligation, non-current	—	26,970
Other non-current liabilities	209,925	106,676
Total liabilities	4,102,858	3,945,169
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	—	—
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A, Class B and Class F common stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class F nil) and 1,700,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class F nil) shares authorized, 339,886,712 (Class A 268,774,090, Class B 71,112,622, Class F nil) and 373,873,683 (Class A 302,711,061, Class B 71,162,622, Class F nil) shares issued and outstanding as of December 31, 2023 and 2022, respectively	11	11
Additional paid-in capital	2,134,581	3,155,748
Accumulated other comprehensive loss	(65,274)	(83,382)
Accumulated deficit	(812,989)	(1,169,700)
Total stockholders’ equity	1,256,329	1,902,677
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,359,187	$5,847,846

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended December 31,
	2023	2022	2021
Revenue	$3,283,087	$2,817,058	$2,793,104
Costs and expenses:
Cost of revenue	1,059,191	1,256,065	988,095
Sales and marketing	830,718	919,550	1,129,892
Research and development	592,386	507,607	366,402
General and administrative	152,585	181,627	158,699
Total costs and expenses	2,634,880	2,864,849	2,643,088
Income (loss) from operations	648,207	(47,791)	150,016
Other income (expense):
Interest expense and loss on settlement of debt	(275,665)	(171,863)	(103,170)
Other Income (expense), net	8,028	14,477	(535)
Total other expense, net	(267,637)	(157,386)	(103,705)
Income (loss) before income taxes	380,570	(205,177)	46,311
Provision for (benefit from) income taxes	23,859	(12,230)	10,973
Net income (loss)	356,711	(192,947)	35,338
Less: Net loss attributable to noncontrolling interest	—	(201)	(108)
Net income (loss) attributable to AppLovin	$356,711	$(192,746)	$35,446
Less: Net income attributable to participating securities	1,769	—	3,743
Net income (loss) attributable to common stock—Basic	$354,942	$(192,746)	$31,703
Net income (loss) attributable to common stock—Diluted	$354,993	$(192,746)	31,879
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$1.01	$(0.52)	$0.10
Diluted	$0.98	$(0.52)	$0.09
Weighted average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	351,952,187	371,568,011	324,836,076
Diluted	362,589,246	371,568,011	342,763,632

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2023	2022	2021
Net income (loss)	$356,711	$(192,947)	$35,338
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	18,108	(37,928)	$(46,058)
Total other comprehensive income (loss), net of tax	18,108	(37,928)	$(46,058)
Comprehensive income (loss) including noncontrolling interest	374,819	(230,875)	$(10,720)
Less: Comprehensive loss attributable to noncontrolling interest	—	(201)	$(108)
Comprehensive income (loss) attributable to AppLovin	$374,819	$(230,674)	$(10,612)

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B, and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2022	$—	—	$—	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	—	—	—	19,944,808	—	21,142	—	—	21,142
Shares withheld related to net share settlement	—	—	—	(7,641,545)	—	(246,435)	—	—	(246,435)
Repurchase of Class A common stock	—	—	—	(46,665,285)	—	(1,153,593)	—	—	(1,153,593)
Issuance of Class A common stock under employee stock purchase plan	—	—	—	375,051	—	4,856	—	—	4,856
Stock-based compensation	—	—	—	—	—	352,863	—	—	352,863
Other comprehensive Income, net of tax	—	—	—	—	—	—	18,108	—	18,108
Net Income	—	—	—	—	—	—	—	356,711	356,711
Balance as of December 31, 2023	$—	—	$—	339,886,712	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B, and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2021	$201	—	$—	375,089,360	$11.00	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	—	—	6,513,432	—	25,017	—	—	25,017
Shares withheld related to net share settlement	—	—	—	(1,186,147)	—	(27,535)	—	—	(27,535)
Repurchase of Class A common stock	—	—	—	(9,389,682)	—	(338,880)	—	—	(338,880)
Issuance of Class A common stock in connection with acquisitions	—	—	—	2,579,692	—	137,422	—	—	137,422
Issuance of Class A common stock under employee stock purchase plan	—	—	—	267,028	—	5,530	—	—	5,530
Stock-based compensation	—	—	—	—	—	193,707	—	—	193,707
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,928)	—	(37,928)
Net loss	(201)	—	—	—	—	—	—	(192,746)	(192,746)
Balance as of December 31, 2022	$—	—	$—	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Redeemable Noncontrolling Interest	Convertible Preferred Stock		Class A, Class B, and Class F Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2020	$309	109,090,908	$399,589	226,364,401	$7	$453,655	$604	$(1,012,400)	$(158,545)
Stock issued in connection with equity awards	—	—	—	4,326,297	—	29,761	—	—	29,761
Repurchase of common stock	—	—	—	(604,509)	—	—	—	—	—
Exercise of warrant, net of shares withheld	—	—	—	6,229,081	—	—	—	—	—
Conversion of convertible securities to Class A common stock	—	—	—	7,050,049	—	392,170	—	—	392,170
Issuance of Class A common stock	—	—	—	90,830	—	2,503	—	—	2,503
Issuance of Class A common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions		—	—	22,500,000	1	1,747,970	—	—	1,747,971
Conversion of preferred stock to common stock in connection with initial public offering	—	(109,090,908)	(399,589)	109,090,908	3	399,586	—	—	—
Issuance of Class A common stock under employee stock purchase plan	—	—	—	42,303	—	2,877	—	—	2,877
Stock-based compensation	—	—	—	—	—	131,965	—	—	131,965
Other comprehensive income, net of tax	—	—	—	—	—	—	(46,058)	—	(46,058)
Net income	(108)	—	—	—	—	—	—	35,446	35,446
Balance as of December 31, 2021	$201	—	$—	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities
Net income (loss)	$356,711	$(192,947)	$35,338
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	489,008	547,084	431,063
Stock-based compensation	363,107	191,612	133,177
Impairment of investments	27,953	—	—
Change in operating right-of-use asset	17,842	17,107	26,313
Amortization of debt issuance costs and discount	9,363	12,678	12,825
Impairment and loss in connection with sale of long-lived assets	—	127,892	—
Other	6,200	1,786	7,431
Changes in operating assets and liabilities:
Accounts receivable	(261,279)	(174,829)	(201,948)
Prepaid expenses and other current assets	(12,280)	(3,725)	(97,324)
Other assets	(121,688)	(77,343)	(45,938)
Accounts payable	98,574	3,479	98,612
Operating lease liabilities	(18,612)	(18,898)	(26,854)
Accrued and other liabilities	92,754	(6,412)	3,063
Deferred revenue	13,857	(14,711)	(13,907)
Net cash provided by operating activities	1,061,510	412,773	361,851
Investing Activities
Acquisitions of businesses and intangible assets	(63,899)	(1,345,776)	(1,210,549)
Purchase of investments and other	(17,934)	(66,342)	(15,000)
Purchase of property and equipment	(4,246)	(662)	(1,390)
Proceeds from sale of assets and other	8,250	41,312	12,009
Net cash used in investing activities	(77,829)	(1,371,468)	(1,214,930)
Financing Activities
Repurchases of common stock	(1,153,593)	(338,880)	—
Principal repayments of debt	(497,994)	(25,810)	(719,810)
Payments of withholding taxes related to net share settlement	(246,435)	(27,535)	—
Payments of deferred acquisition costs	(33,903)	(124,184)	(234,068)
Payments of licensed asset obligation	(27,110)	(17,374)	(17,970)
Principal payments of finance leases	(20,170)	(24,083)	(15,271)
Payments of debt issuance cost	(4,655)	—	(14,941)
Proceeds from debt issuance	395,281	—	2,344,000
Proceeds from exercise of stock options	20,932	25,487	31,156
Proceeds from the issuance of common stock through ESPP	4,856	5,531	2,877
Proceeds from issuance of common stock in initial public offering, net of issuance costs as adjusted for cost reimbursement	—	—	1,745,228
Payments of related party notes	—	—	(11,655)
Net cash provided by (used in) financing activities	(1,562,791)	(526,848)	3,109,546
Effect of foreign exchange rate on cash, cash equivalents and restricted cash equivalents	778	(4,477)	(3,198)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(578,332)	(1,490,020)	2,253,269
Cash, cash equivalents and restricted cash equivalents at beginning of the period	1,080,484	2,570,504	317,235
Cash, cash equivalents and restricted cash equivalents at end of the period	$502,152	$1,080,484	$2,570,504

See Accompanying Notes to Consolidated Financial Statements

AppLovin Corporation
Consolidated Statement of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired under finance leases	$113,440	$46,108	$20,497
Right-of-use assets acquired under operating leases	$6,471	$7,105	$6,130
Conversion of convertible securities to Class A common stock	$—	$—	$392,170
Issuance of convertible securities related to acquisitions	$—	$—	$342,170
Issuance of common stock and common stock warrants in connection with acquisitions	$—	$137,422	$—
Acquisitions not yet paid	$—	$31,045	$79,095
Assets acquired not yet paid	$—	$33,566	$25,640
Proceeds from sale of long-lived assets not yet received	$—	$7,000	$—
Settlement of bonus compensation through issuance of common stock	$—	$—	$2,503
Accretion of interest on related party promissory notes	$—	$—	$595
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$75,433	$86,264	$90,616
Cash paid for interest	$248,828	$165,959	$76,695

See Accompanying Notes to Consolidated Financial Statements.

APPLOVIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
AppLovin Corporation (the “Company” or “AppLovin”) was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the advertising ecosystem providing an end-to-end software platform that allows businesses to reach, monetize and grow their global audiences. The Company also has a globally diversified portfolio of apps—free-to-play mobile games that it operates through its owned or partner studios.
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia, and Europe.
2.Summary of Significant Accounting Policies
Principles of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles ("GAAP"). Consolidated financial statements include accounts and operations of the Company and its wholly owned and majority owned subsidiaries, and the ownership interest of minority investors is recorded as noncontrolling interest. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation, the Company is also required to consolidate any variable interest entities ("VIE") when it is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to fair values of assets and liabilities acquired through acquisitions, useful lives of intangible assets and property and equipment, expected period of consumption of virtual goods, income and indirect taxes, contingent liabilities, evaluation of recoverability of intangible assets and long-lived assets, goodwill impairment, stock-based compensation, fair value of derivatives and other financial instruments. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Risk and Uncertainties—The Company is subject to risks and uncertainties, including, but not limited to, as a result of the political uncertainty and international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as, friction between the United States and China. As of the issuance date of these consolidated financial statements, the Company’s results of operations have not been materially impacted. However, the future impact of these events remains uncertain as the response to and information related to these events is rapidly evolving. A weakened global economy may negatively impact in-app purchasing decisions and consumer buying decisions across the globe generally, which could adversely affect advertiser activity. The full impact of these events on the global economy and the extent to which these events may impact the Company’s business, financial condition, and results of operations in the future remains uncertain. The severity of the impact of the political uncertainty and international conflicts around the world on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of these events and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and uncertain demand.
Revenue from Contracts with Customers—The Company generates Software Platform and Apps revenue. Software Platform revenue is generated primarily from fees collected from advertisers including advertising networks who use the Software Platform. Apps revenue consists of in-app purchase ("IAP") revenue generated from in-app purchases made by users within the Company’s apps (“Apps”), and in-app advertising ("IAA") revenue generated from third-party advertisers that purchase ad inventory from Apps.
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
The Company’s performance obligation is to provide customers with access to the Software Platform, which facilitates the advertiser’s purchase of ad inventory from Publishers. The Company does not control the ad inventory prior to its transfer to the advertiser, because the Company does not have the substantive ability to direct the use of nor obtain substantially all of the remaining benefits from the ad inventory. The Company is not primarily responsible for fulfillment. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of either the number of completions of agreed upon actions or advertisements displayed and the contractually agreed upon price per advertising unit with the advertiser less consideration paid or payable to Publishers. The Company recognizes Software

Platform Revenue when the agreed upon action is completed or when the ad is displayed to users. The number of advertisements delivered and completions of agreed upon actions is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.
Software Platform Revenue also includes revenue generated from Adjust's measurement and analytics marketing platform that is recognized ratably over the subscription period of generally up to twelve months. Revenue from other services under Software Platform was not material.
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
The Company determines the EAUL on a quarterly basis and applies such calculated EAUL to all bookings in the respective quarter. Determining the EAUL is subjective and requires management’s judgment. Future playing patterns may differ from historical playing patterns, and therefore the EAUL may change in the future. The EAULs are generally between 5 and 10 months.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Software Platform Revenue	$1,841,762	$1,049,167	$673,952
In-App Purchases Revenue	989,007	1,179,133	1,458,595
In-App Advertising Revenue	452,318	588,758	660,557
Total Apps Revenue	1,441,325	1,767,891	2,119,152
Total Revenue	$3,283,087	$2,817,058	$2,793,104
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$1,970,856	$1,728,958	$1,687,080
Rest of the World	1,312,231	1,088,100	1,106,024
Total Revenue	$3,283,087	$2,817,058	$2,793,104

Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the years ended December 31, 2023 and 2022, the Company recognized $63.6 million and $78.6 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.
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
Cash and Cash Equivalents—Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds with maturities of 90 or less from the date of purchase.
Restricted Cash Equivalents—The Company classifies cash equivalents that are legally or contractually restricted for withdrawal or usage as restricted cash equivalents. Restricted cash equivalents as of December 31, 2021 consisted of investments in certain money market fund of funds held in an escrow account related to the MoPub acquisition, which was closed in January 2022. The Company had no restricted cash equivalents as of December 31, 2023 or 2022.
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
Accounts Receivable, net—The Company records accounts receivable at the invoiced amount, net of allowance for potentially uncollectible amounts. The Company reviews accounts receivable periodically and estimates the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2023 and 2022, the allowance for uncollectible amounts was not material.
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
Concentration of Credit Risk and Uncertainties—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with large, reputable financial institutions in amounts which exceed Federal Deposit Insurance Corporation limits.
The Company performs ongoing credit evaluations of its customers and generally requires no collateral for its accounts receivable.
No individual customer represented 10% or more of the Company’s accounts receivable as of December 31, 2023. One customer represented 12% of the Company's accounts receivable as of December 31, 2022, which was collected in full during the first quarter of 2023.

The Company also uses various distribution partners to collect payments for IAPs made by users within Apps. No individual distribution partner represented 10% or more of the Company's accounts receivable as of December 31, 2023 and 2022.
No individual customer represented 10% or more of the Company’s revenue during the years ended December 31, 2023, 2022 and 2021.
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
Leases—Leases consist of real estate property, network and other equipment. The Company determines if an arrangement is or contains a lease at inception. Operating and finance lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. The Company generally uses an incremental borrowing rate estimated based on the information available at the lease commencement date or on the date of lease modification, if applicable, to determine the present value of lease payments unless the implicit rate is readily determinable. Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.
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
Segment Reporting—The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer ("CEO") who manages the business, allocates resources and assesses operating performance based on financial information presented for each of the two operating segments: Software Platform and Apps. Both operating segments are also individual reportable segments. For information regarding reportable segments, see Note 14 - Segments and Geographic Information.
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
For transactions accounted for as business combinations, the Company allocates the fair value of acquisition consideration to the identifiable assets acquired and liabilities assumed based on their estimated fair value. Acquisition consideration includes the fair value of any promised contingent consideration. The excess of the fair value of acquisition consideration over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. Contingent consideration is remeasured to its fair value each reporting period with changes in the fair value of contingent consideration recorded in general and administrative expenses. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates and assumptions in valuing certain identifiable intangible assets include, but are not limited to, forecasted revenue and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analyses. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred.
For transactions accounted for as asset acquisitions, the cost, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The Company generally includes contingent consideration in the cost of the assets acquired only when the uncertainty is resolved. The Company amortizes contingent consideration adjustments to the cost of the acquired assets prospectively using the straight-line method over the remaining useful life of the assets. No goodwill is recognized in asset acquisitions.
Services and Development Agreements—The Company enters into strategic agreements with third-party mobile gaming studios. The Company has historically allowed these studios to continue their operations with a significant degree of autonomy. In some cases, the Company bought Apps from these studios and entered into service and development agreements whereby these studios provide support in improving existing Apps and developing new Apps. The substantial majority of payments associated with service agreements for existing Apps are expensed to research and development when the services are rendered as the payments primarily relate to developing enhancements for the Apps. Payments for new Apps associated with development agreements are generally made in connection with the development of a particular App, and therefore, the Company is subject to development risk prior to the release of the App. Accordingly, payments that are due prior to completion of an App are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of an App are generally capitalized and expensed as cost of revenue. For additional information, see Note 6 - Acquisitions and Dispositions.
Software Development Costs—The Company incurs development costs related to internal-use software and Apps. Development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Software development costs that meet the capitalization criteria were not material for the periods presented.
Goodwill—The Company tests goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, the Company compares the carrying value of the reporting unit, including goodwill, to its fair value. A goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No goodwill impairment loss was recorded during the year ended December 31, 2023, 2022 and 2021.
Intangible Assets—Intangible assets consist primarily of Apps, user base, developed technology, customer relationships and certain intellectual property licenses resulting from acquisitions. Intangible assets are amortized over the period of estimated benefit using the straight-line method. The Company's estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted user acquisition costs, user attrition rates and level of user engagement.
Impairment of Long-Lived Assets—The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. If such indicators are present, the Company assesses the recoverability of the asset or asset group by comparing its carrying value to the undiscounted future cash flows expected to be generated by the asset or asset group. If the future undiscounted cash flows are less than the carrying value of the asset or asset group, an impairment charge is recognized by the amount by which the carrying value of the asset or asset group, exceeds its estimated fair value. There were no material impairment charges related to long-lived assets that are held and used for the years ended December 31, 2023, 2022 and 2021.
The Company classifies an asset as held for sale when management commits to a formal plan to actively market the asset for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon classification as held for sale, the Company recognizes the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In addition, the Company ceases to record depreciation or amortization for assets that are classified as held for sale. During the year ended December 31, 2022, the Company classified certain assets within the Apps reportable segment as held for sale and recognized a total impairment charge of $53.0 million, representing the excess of the assets' carrying value over their estimated fair value, less cost to sell, in cost of revenue in the Company's consolidated statements of operations. As of December 31, 2022, the carrying value of assets held for sale was not material. No assets were classified as held for sale in 2023 or 2021.
Cost of Revenue—Cost of revenue consists primarily of third-party payment processing fees related to IAP Revenue and charged by various distribution partners, amortization of intangible assets related to acquired technology and Apps, amortization of finance lease right-of-use assets related to certain servers and networking equipment and costs for third-party cloud service providers.
Sales and Marketing—Sales and marketing expenses consist primarily of user acquisition costs, amortization of acquired customer-related intangible assets, and personnel costs. Advertising costs, which consist primarily of user acquisition costs, are expensed as incurred. Advertising costs totaled $539.4 million, $665.9 million, and $983.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Research and Development—Research and development expenses consist primarily of personnel costs and third-party costs for development of Apps.
General and Administrative—General and administrative expenses consist primarily of personnel costs of the Company’s finance, accounting, legal, human resources, and other administrative functions, third-party professional service costs, provision for expected credit losses, software, facilities costs and other administrative costs.
Stock-Based Compensation—The Company accounts for stock-based compensation based on the fair value of stock-based awards as of the grant date. The Company recognizes the fair value as stock-based compensation expense following the straight-line attribution method over the requisite service period for restricted stock units ("RSUs") and stock options, and over the offering period for purchase rights issued under the Employee Stock Purchase Plan ("ESPP"). Stock-based compensation expense for performance-based RSUs (“PSUs”) with a market condition is recognized ratably on a tranche-by-tranche basis using the accelerated attribution method over the respective derived service period, unless the market condition is satisfied earlier. The Company accounts for forfeitures for all awards as they occur.
The fair value of RSUs is estimated on the date of grant based on the closing price of the Company's publicly traded Class A common stock on the date of grant.
The Company determines the fair value of PSUs with market conditions using the Monte Carlo simulation pricing model. This requires the input of assumptions, including the expected stock volatility, the risk-free interest rate, the expected dividend yield and the discount for post-vesting restrictions, as applicable.
The Company determines the fair value of stock options and purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the expected term, the expected stock volatility, the risk-free interest rate, and the expected dividend yield.
For awards that are liability classified, the Company updates the grant date fair value at each reporting period. Liability-classified awards are reclassified to equity upon settlement in shares of the Company’s common stock.
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
Foreign Currency Transactions—Generally, the functional currency of our international subsidiaries is the U.S. dollar. In cases where the functional currency is not the U.S. dollar, the Company translates the financial statements of these subsidiaries to U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and average exchange rates during the period for revenue and expenses. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company reflects foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of other income (expense), net.
Comprehensive Income (Loss)—Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments.
Net Income (Loss) Per Share Attributable to Common Stockholders—Basic and diluted net income (loss) per share attributable to common stockholders is presented under the two-class method required for participating securities. The Company considers convertible preferred stock, options exercised in exchange for nonrecourse promissory notes, early exercised unvested stock options, unvested restricted stock awards and common stock subject to certain share repurchase agreements to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to participating securities as the holders of these instruments do not have a contractual obligation to share in the Company’s losses. Net income is attributed to common stockholders and participating securities based on the respective participation rights.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the effect of potentially dilutive impact of securities.
Share Repurchases—The Company retires its Class A common stock upon repurchase, and records any excess of the cost of the repurchased shares over their par value as a reduction to additional paid-in capital, or in the absence of additional paid-in capital, to accumulated deficit.
Recent Accounting Pronouncements (Issued and Adopted)—In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. The Company adopted this ASU on January 1, 2023 with no material impact on its consolidated financial statements.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)—In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments will be effective for annual periods beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
3.Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis as of the dates indicated (in thousands):

			As of December 31, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,352	$1,352	$—	$—
Total financial assets		$1,352	$1,352	$—	$—

			As of December 31, 2022
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds[1]	Cash and cash equivalents	$604,399	$604,399	$—	$—
Interest rate swap	Prepaid expenses and other current assets	7,319	—	7,319	—
Total financial assets		$611,718	$604,399	$7,319	$—

(1) Includes balances in money market deposit accounts of $524.2 million as of December 31, 2022.
Derivatives Not Designated as Hedging Instruments
In October 2022 and March 2023, the Company entered into multiple pay-fixed receive-variable interest rate swaps as part of its interest rate risk management strategy in connection with the term loans under a certain credit agreement (see Note 9 - Credit Agreement). The Company elected to not designate the interest rate swaps as hedging instruments for accounting purposes and recorded both realized and unrealized gains and losses associated with the interest rate swaps immediately through earnings in interest expense in the Company's consolidated statement of operations. The fair value of the outstanding interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of the interest rate swaps. The Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. All interest rate swaps were settled during 2023 and the Company had no outstanding interest rate swaps as of December 31, 2023. The Company recorded a net gain of $15.8 million and a net gain of $5.9 million related to the interest rate swaps during the year ended December 31, 2023 and 2022, respectively. Cash paid for or received from the settlements of the interest rate swaps are presented in net cash provided by operating activities and the supplemental disclosure of cash paid for interest, net in the Company's consolidated statement of cash flows.

Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $56.7 million and $32.3 million as of December 31, 2023 and December 31, 2022, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value. These investments are included in other assets in the Company’s consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $56.7 million and the unfunded commitments of $41.2 million as of December 31, 2023.
During the year ended December 31, 2023, the Company made total capital contributions of $17.9 million related to these investments. The Company recorded an immaterial unrealized gain related to these investments for each year presented.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
In the second quarter of 2022, the Company purchased certain non-marketable equity securities for total proceeds of $38.0 million. Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (expense), net in the Company's consolidated statement of operations. During the year ended December 31, 2023, the Company recorded an impairment charge of $28.0 million related to these investments. As of December 31, 2023, the carrying amount of these investments was $10.1 million, which was included in other assets in the Company’s consolidated balance sheets.
4.Supplemental Financial Statement Information
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$219,729	$106,215
Leasehold improvements	17,553	17,380
Furniture and fixtures	4,144	3,650
Software and licenses	3,911	156
Total property and equipment	245,337	127,401
Less: accumulated depreciation	(72,006)	(48,858)
Total property and equipment, net	$173,331	$78,543
Depreciation expenses were $26.4 million, $29.3 million and $25.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Tax accruals and withholdings	$141,854	$81,957
Compensation and related liabilities	48,263	24,302
Accrued expenses and other	62,085	41,542
Total accrued and other current liabilities	$252,202	$147,801
5.Commitments and Contingencies
Commitments—As of December 31, 2023, the Company's non-cancelable minimum purchase commitments totaled $252.0 million, which consisted primarily of a certain arrangement related to cloud platform services. In May 2022, the Company entered into a new order form under an existing master agreement that required the Company to purchase at least $550.0 million of cloud services through May 2025. The Company made payments of $229.4 million, $79.4 million and $55.0 million under this arrangement for the year ended December 31, 2023, 2022 and 2021, respectively.

Future minimum payments under these non-cancelable purchase commitments with a remaining term in excess of one year were as follows (in thousands):

2024	$160,159
2025	87,450
2026	3,276
2027	1,078
2028	—
Total non-cancelable purchase commitments	$251,963
In addition, the Company had total unfunded commitments of $41.2 million related to investments in certain private equity funds. For additional information, see Note 3 - Fair Value Measurements.
Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit—As of December 31, 2023 and 2022, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $11.1 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon. For additional information, see Note 9 - Credit Agreement.
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
Indemnifications—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s consolidated statements of operations in connection with the indemnification provisions have not been material. As of December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
6.Acquisitions and Dispositions
2023 Acquisitions
During the year ended December 31, 2023, the Company recognized total earn-out costs of $52.2 million, related to asset acquisitions closed in 2021 and prior. No other business or asset acquisition was completed during 2023.
2022 Acquisitions
Business Combinations
Wurl—On April 1, 2022, the Company completed its acquisition of all of the equity interests of Wurl, Inc. ("Wurl"), a connected TV ("CTV") software platform company, for a total purchase price of $378.2 million, consisting of $219.3 million in cash, 2,579,692 shares of the Company's Class A common stock valued at $137.4 million and a deferred payment of $22.7 million, with a present value of $21.5 million at the closing of the acquisition, relating to an indemnity holdback amount to be paid in 18 months following the transaction close date, less any eligible claims against Wurl paid by AppLovin. The transaction is expected to enable the Company to expand into the connected TV market. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $1.9 million. During the fourth quarter of 2023, the indemnity holdback was paid.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in thousands):

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
Contemporaneously with entering into the definitive agreement, the Company also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of the Company's Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees between 2023 and 2025. In April 2023, the Company amended the multi-year performance-based incentive plan into a one-year plan for 2023, under which the Company may be obligated to issue up to a total of $90.0 million in additional shares of the Company's Class A common stock, contingent upon Wurl’s achievement of certain revenue and other performance targets and the continued employment of the key employees. At the end of the performance period, the Company determined that $15.7 million was earned under the plan based on Wurl's financial results, which is expected to be settled in the first quarter of 2024. The plan was accounted for as liability classified share-based compensation awards.
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
The income approach was used to determine the fair value of the advertiser relationships, publisher relationships, developed technology and tradename. Goodwill represents the excess of the purchase price over the preliminary fair value of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. For tax purposes, an estimated tax deductible goodwill of $645.1 million was generated as a result of this acquisition. No liabilities were assumed in the transaction.
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
Supplemental Pro Forma Information
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, the MoPub Business, Wurl and Adjust (an acquisition completed in 2021) for each of the periods presented as if the MoPub business and Wurl had been acquired as of January 1, 2021 and Adjust had been acquired as of January 1, 2020 (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$2,826,090	$3,036,661
Net income (loss)	$(184,317)	$25,940
The unaudited supplemental pro forma information above includes the following adjustments to net income (loss) in the appropriate pro forma periods (in thousands):

	Year Ended December 31,
	2022	2021
An (increase) in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$(3,512)	$(73,121)
A decrease (increase) in expenses related to the TSA	$7,000	$(7,000)
A net increase in revenue related to fair value adjustment	$—	$1,902
A decrease (increase) in expenses related to transaction expenses	$16,899	$(7,341)
An (increase) in interest cost	$—	$(2,641)
A decrease in expenses related to transaction bonuses	$1,101	$8,899
An (increase) due to replacement stock awards	$(1,221)	$(10,145)
An (increase) decrease in income tax provision	$(4,654)	$20,535
The unaudited supplemental pro forma information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or of the Company's future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company's historical consolidated financial statements and from the historical accounting records of Wurl, the MoPub business, and Adjust.
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

The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2021			$966,427
Additions			891,387
Foreign currency translation			(38,710)
Segment allocation in the second quarter of 2022	$1,473,474	$345,630	1,819,104
Additions	5,281	—	5,281
Foreign currency translation	(519)	(111)	(630)
December 31, 2022	1,478,014	345,741	1,823,755
Additions	—	—	—
Foreign currency translation	19,095	—	19,095
December 31, 2023	$1,497,109	$345,741	$1,842,850
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of December 31, 2023			As of December 31, 2022
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Apps	3.8	$1,818,907	$(1,152,611)	$666,296	$1,790,820	$(836,375)	$954,445
Customer relationships	8.2	519,175	(111,374)	407,801	515,084	(58,881)	456,203
User base	2.3	68,817	(46,874)	21,943	68,817	(37,122)	31,695
License asset	2.0	59,207	(31,003)	28,204	59,207	(16,901)	42,306
Developed technology	3.6	207,900	(88,716)	119,184	206,060	(53,879)	152,181
Other	3.8	71,196	(21,989)	49,207	53,933	(13,103)	40,830
Total intangible assets		$2,745,202	$(1,452,567)	$1,292,635	$2,693,921	$(1,016,261)	$1,677,660
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$382,956	$448,462	$373,726
Sales and marketing	67,190	66,173	22,661
Total	$450,146	$514,635	$396,387
As of December 31, 2023, the expected future amortization expense related to acquired intangible assets is estimated as follows (in thousands):

2024	$295,810
2025	295,810
2026	274,394
2027	216,621
2028	49,450
Thereafter	160,550
Total	$1,292,635
8.Leases
The Company leases real estate property under operating leases. The Company also leases networking equipment under arrangements with certain providers of IT infrastructure services which were accounted as finance leases or operating leases.
The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement date or on the date of lease modification, if applicable. The Company determines its incremental borrowing rate based on the rate of interest it would have to pay to borrow on a collateralized basis with an equal lease payment amount, over a similar term, and in a similar economic environment.
Operating Leases—The Company has entered into various non-cancelable operating leases primarily for its office facilities. The most significant leases are related to the Company's corporate headquarters in Palo Alto, California. As of December 31, 2023, the remaining lease terms varied from 1.1 to 6.2 years. For certain leases, the Company has an option to extend the lease term for periods varying from 1 to 5 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term greater than 12 months, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payments.
Further, the Company leases certain networking equipment, colocation space and office space under lease arrangements with terms 12 months or less, which are classified as short-term leases.
The table below presents the operating lease-related assets and liabilities (in thousands):

	Year Ended December 31,
Balance Sheet Classification	2023	2022
Operating lease right-of-use assets	$48,210	$60,379
Current operating lease liabilities	$13,605	$14,334
Non-current operating lease liabilities	$42,905	$54,153
Weighted-average remaining term (years)	4.1	4.9
Weighted-average discount rate	5.2%	5.1%
The table below presents certain information related to the lease costs for operating leases which are allocated to cost of revenue, sales and marketing, research and development, and general and administrative expenses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$16,674	$20,783	$28,676
Short-term lease cost	1,406	1,272	9,683
Variable lease cost	4,923	1,419	7,862
Total lease cost	$23,003	$23,474	$46,221
Cash paid for amounts included in the measurement of operating lease liabilities was $17.1 million, $22.0 million and $25.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Right-of-use assets acquired under operating leases was $6.5 million, $7.1 million and $6.1 million for the years ended December 31, 2023 , 2022 and 2021, respectively.
Finance Leases—The Company has entered into various non-cancelable finance leases primarily for networking equipment with weighted average remaining lease term of approximately 7.0 years. The Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payments.
The table below presents the finance lease-related assets and liabilities (in thousands):

	Year Ended December 31,
	2023	2022	Balance Sheet Classification
Finance lease right-of-use assets	$159,414	$65,187	Property and equipment, net
Current finance lease liabilities	$19,683	$22,304	Accrued and other current liabilities
Non-current finance lease liabilities	$144,174	$44,736	Other non-current liabilities
Weighted-average remaining term (years)	7.0	3.4
Weighted-average discount rate	5.6%	5.0%
The Company recognized depreciation expenses related to finance lease of networking equipment of $22.7 million, $24.1 million and $17.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized interest expenses related to finance lease of networking equipment of $7.0 million, $2.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash paid for amounts included in the measurement of finance lease liabilities was $20.2 million, $24.1 million and $15.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
One of the Company’s 2020 acquired companies entered into a sublease agreement in 2017. This agreement was with an unrelated third party to occupy approximately 104,852 square feet of the Company’s office space. The Company recorded rent expense on a straight-line basis for the lease, net of sublease income. The sublease agreement expired as of December 31, 2022.

For the years ended December 31, 2023 and 2022, the Company has the following operating sublease information (in thousands):

	Year Ended December 31,
	2023	2022
Fixed sublease expense	$627	$4,736
Variable sublease expense	153	1,023
Sublease income	(597)	(5,334)
Variable sublease income	(153)	(1,023)
Net sublease (income) loss	$30	$(598)
Undiscounted cash flow—The tables below reconcile the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded in the consolidated balance sheets (in thousands):

	As of December 31, 2023
	Operating Leases	Finance Leases	Total
2024	$16,046	$27,511	$43,557
2025	15,531	27,471	43,002
2026	13,906	27,448	41,354
2027	11,368	27,446	38,814
2028	4,802	27,446	32,248
Thereafter	694	54,893	55,587
Total lease payments	62,347	192,215	254,562
Less: amount representing interest	(5,837)	(28,358)	(34,195)
Present value of future lease payments	56,510	163,857	220,367
Less: current obligations under leases	(13,605)	(19,683)	(33,288)
Non-current lease obligations	$42,905	$144,174	$187,079
As of December 31, 2023, the Company did not have any additional significant lease that had not yet commenced.
9.Credit Agreement
On August 15, 2018, the Company entered into a credit agreement with the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders, which has been amended multiple times (the “Credit Agreement”; as amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for senior secured credit facilities consisting of two term loans (the “Term Loans”), with each having an outstanding balance of $1.5 billion, and a Revolving Credit Facility, with a maximum commitment of $610.0 million, as of December 31, 2023. During the third quarter of 2023, the Company drew down $185.0 million from the Revolving Credit Facility, with a remaining unused commitment of $418.7 million as of December 31, 2023, which is net of outstanding letters of credit of $6.3 million.
The Term Loans mature on October 25, 2028 and August 19, 2030. The Company is required to make equal quarterly repayments of $3.8 million for each term loan with the remaining balance due on the respective maturity date. The Revolving Credit Facility matures on June 12, 2028.
The Term Loans and the borrowings under the Revolving Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a secured overnight financing rate (“SOFR”) for a specified term, subject to a 0.50% floor, or (b) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) the SOFR rate for a one-month interest period, plus 1.00%. The applicable margin with respect to the Term Loans is equal to 3.10% in the case of SOFR loans and 2.00% in the case of base rate loans. The applicable margin with respect to the amounts outstanding under the Revolving Credit Facility is between 2.10% to 2.35% in the case of SOFR loans and between 1.00% and 1.25% in the case of base rate loans, based on the Company maintaining certain leverage ratios. The fee for unused commitments under the Revolving Credit Facility ranges, based on the applicable leverage, from 0.25% to 0.50%. As of December 31, 2023, the interest rates for the Term Loans and the borrowings under the Revolving Credit Facility were 8.45% and 7.45%, respectively, and the fee for unused commitments under the Revolving Credit Facility was 0.25%.
The Company may be required to prepay certain outstanding amounts in the event of certain circumstances or transactions and is permitted to voluntarily prepay or repay outstanding loans under the Revolving Credit Facility or Term Loans at any time, in whole or in part, subject to prior written notice, minimum amount requirements, and customary “breakage” costs with respect to SOFR loans. Amounts prepaid under the Revolving Credit Facility may subsequently be reborrowed.
The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiary guarantors (other than customarily excluded assets).

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of AppLovin and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental business changes, make investments, pay-out dividends to third parties, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of December 31, 2023, the Company was in compliance with all covenants.
During the third quarter of 2023, the Company entered into a refinancing transaction under which the Company replaced a previous term loan with one of the Term Loans. The Company evaluated the transaction on a creditor-by-creditor basis to determine the appropriate application of modification or extinguishment accounting and recorded a loss on extinguishment of debt of $4.3 million in interest expense and loss on settlement of debt, and an expense for third-party costs related to modification of debt of $11.1 million, in other income (expense), net, in the Company’s consolidated statement of operations for the year ended December 31, 2023. The Company recorded the refinanced term loan at face value less unamortized debt discount and issuance cost of $19.4 million, which is amortized over the term of the refinanced term loan using the effective interest method.
The following table presents the amount of interest expense recognized relating to the contractual interest expense, the amortization of the debt discount and issuance costs, and loss on debt extinguishment with respect to the Company's term loans, for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$262,607	$162,150	$70,882
Amortization of debt discount and issuance costs	8,256	9,887	7,442
Loss on debt extinguishment	4,337	—	16,852
Total interest expense from term loans	$275,200	$172,037	$95,176
The aggregate future maturities of long-term debt as of December 31, 2023 are as follows (in thousands):

2024	$30,000
2025	30,000
2026	30,000
2027	30,000
2028	1,428,750
Thereafter	1,417,500
Total outstanding term loan principal	$2,966,250
Revolver credit facility	185,000
Unaccreted discount and debt issuance costs	(30,344)
Total debt	$3,120,906
Less: short-term debt	215,000
Long-term debt	$2,905,906
10.Equity
Initial Public Offering and Capital Structure Change
The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its IPO was declared effective on April 14, 2021, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on April 15, 2021. On April 19, 2021, the Company completed its IPO, in which the Company sold 22,500,000 shares of Class A common stock at price to the public of $80.00 per share. The Company received aggregate net proceeds of $1.75 billion after deducting underwriting discounts and commissions of $47.2 million and offering expenses of $7.9 million subject to certain cost reimbursements. KKR Capital Markets LLC ("KKR Capital Markets") was an underwriter for the IPO and is an affiliate of KKR Denali Holdings L.P. (“KKR Denali”), who is a principal stockholder of the Company. The Company used $400.0 million of the net proceeds from the IPO to repay the entire then outstanding amount under the Revolving Credit Facility. KKR Capital Markets is a lender under the Revolving Credit Facility and an affiliate of KKR Denali, a principal stockholder of the Company. For additional information, see Note 9 - Credit Agreement.
Following the effectiveness of the IPO Registration Statement, the Company filed the IPO Certificate. The IPO Certificate authorized a total of 1,500,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of preferred stock. Upon the filing and effectiveness of the IPO Certificate, all shares of Class F common stock and Series A convertible preferred stock then outstanding automatically converted into the equivalent number of shares of Class A common stock, respectively (the “Capital

Stock Conversions”). Following the Capital Stock Conversions and immediately prior to the completion of the IPO, a total of 150,307,622 shares of Class A common stock held by Adam Foroughi, the Company’s co-founder, CEO, and Chairperson; Herald Chen, the Company’s former President and Chief Financial Officer, and a member of the Company’s board of directors; and KKR Denali (collectively with certain affiliates, the Class B Stockholders) were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements.
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
The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. During the twelve months ended December 31, 2023 and 2022, the Company repurchased 46,665,285 and 9,042,407 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1,153.6 million and $338.8 million, respectively.
11.Stock-based Compensation
2011 Equity Incentive Plan
The Company’s 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and restricted stock to the Company's employees, directors, consultants, and other service providers of the Company. Immediately prior to the effectiveness of the 2021 Plan, the 2011 Plan was terminated, and no further awards were granted thereunder. All outstanding awards under the 2011 Plan continue to be governed by their existing terms.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of RSUs, nonstatutory stock options, restricted stock, SARs, performance units, and performance shares to the Company’s employees, directors, consultants and other service providers. A total of 39,000,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under our 2021 Plan include any shares subject to awards granted under the 2011 Plan in the case of certain occurrences, such as expirations, terminations, exercise and tax-related withholding, or failures to vest. The number of shares available for issuance under the 2021 Plan also include an annual increase of shares, equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s Board may determine. As of December 31, 2023, a total of 47,217,073 shares were reserved for future issuance under the 2021 Plan.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of nonstatutory stock options, restricted stock, RSUs, SARs, performance units, and performance shares to individuals or entities engaged by the Company to render bona fide services. A total of 390,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2021 Partner Plan. In 2022, the Board reserved an additional 2,000,000 shares of Class A common stock for issuance under the 2021 Partner Plan. As of December 31, 2023, a total of 1,483,999 shares were reserved for future issuance under the 2021 Partner Plan.
Employee Stock Purchase Plan ("ESPP")
The ESPP permits participants to purchase shares of the Company’s Class A common stock through contributions of up to 15% of their eligible compensation. The ESPP provides for consecutive, overlapping 24-month offering periods, during which the contributed amount by the participant will be used to purchase shares of the Company’s Class A common stock at the end of each 6-month purchase period with the purchase price of the shares being 85% of the lower of the fair market value of the Company’s Class A common stock on the first day of an offering period or on the exercise date. No participant may purchase, in any one purchase period, more than 590 shares of Class A common stock, or 3,500 shares of Class A common stock for offering periods commencing on or after May 20, 2023. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.
A total of 7,800,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP also include an annual increase of shares, equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. As of December 31, 2023, a total of 14,602,928 shares were reserved for future issuance under the ESPP.
PSUs
In March 2023, the Company’s Board, upon recommendation of the Compensation Committee of the Board (the "Compensation Committee"), granted to each of Adam Foroughi, the Company’s CEO and Chairperson, and Vasily Shikin, the Company’s CTO, 6,902,000 performance-based RSUs (“PSUs”), and delegated authority to Mr. Foroughi to grant up to additional 3,451,000 PSUs to non-executive employees (the "Additional Participants") in consultation with the chair of the Compensation Committee under the 2021 Plan. The PSUs are divided into five equal tranches that are eligible to vest based on the achievement of certain stock price targets (see below), measured based on the minimum closing price of the Company’s Class A common stock over a consecutive 30 trading day period during the five-year performance period beginning on the date of grant, subject to the recipient’s continued employment through the applicable vesting date. In the event of a change in control of the Company during the performance period, any unvested PSUs are eligible to vest a pro-rated amount if the per share transaction price in the change in control is between two stock price targets that have not previously been achieved, subject to the recipient’s continued employment through the date immediately prior to the change in control. PSUs for Mr. Foroughi and Mr. Shikin may continue to vest for up to one year after termination of employment if certain conditions are met. In April 2023, the remaining 3,451,000 PSUs were granted to the Additional Participants.
The following table presents the number of PSUs that are eligible to vest based on the achievement of the respective stock price targets for each of Mr. Foroughi, Mr. Shikin and the Additional Participants (in aggregate):

	PSUs Eligible to Vest
Company Stock Price Target	Adam Foroughi	Vasily Shikin	Additional Participants (in aggregate)
$36.00	1,380,400	1,380,400	690,200
$46.75	1,380,400	1,380,400	690,200
$57.50	1,380,400	1,380,400	690,200
$68.25	1,380,400	1,380,400	690,200
$79.00	1,380,400	1,380,400	690,200
	6,902,000	6,902,000	3,451,000
A summary of the PSU activities is as follows (in thousands, except share and per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balances at December 31, 2022	—	$—	$—
Granted	17,255,000	7.20
Vested	(3,451,000)	7.20
Balances at December 31, 2023	13,804,000	$7.20	$550,089
The Company used a Monte Carlo simulation model to calculate the grant date fair value of the PSUs and the derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve the respective stock price target, as described above. The Monte Carlo simulation model incorporates the likelihood of achieving the stock price targets and requires the input of assumptions including the underlying stock price, expected volatility, risk-free rate and dividend yield. The Company also applied a discount for lack of marketability to the value of PSUs for employees other than the CEO as the shares issued for these awards are subject to a holding period of approximately one year.
The following assumptions were used to estimate the fair value of PSUs:

Year Ended December 31,
2023
Stock price on the date of grant	$12.41 - $16.43
Expected volatility	73.76% - 73.95%
Risk-free interest rate	3.58% - 3.60%
Discount for lack of marketability	20.43% - 20.65%
Dividend yield	0%

The Company recognizes stock-based compensation expense over the derived service period of each of the five vesting tranches, ranging from 1.7 to 3.1 years, using the accelerated attribution method. If the stock price targets are met sooner than the derived service period, the Company will adjust its stock-based compensation expense to reflect the cumulative expense associated with the vested awards. Subject to continued employment of the recipients, the Company will recognize stock-based compensation expense over the derived service period, regardless of whether the stock price targets are achieved. As of December 31, 2023 unrecognized stock-based compensation expense related to the PSU grants was $66.9 million which will be recognized over the remaining derived service period of each unvested tranche. The fair value of PSUs vested as of the vesting dates during the year ended December 31, 2023 was $132.7 million.
RSUs
A summary of the RSU activities is as follows (in thousands, except share and per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balances at December 31, 2022	15,616,743	$29.87	$164,444
Granted	8,230,406	25.11
Vested	(13,668,092)	18.89
Cancelled	(969,748)	36.14
Balances at December 31, 2023	9,209,309	$41.14	$366,991
In general, the Company's RSUs vest over a service period of 1 or 4 years. As of December 31, 2023, there was $336.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.49 years. The fair value of RSUs vested as of the vesting dates during the year ended December 31, 2023 was $403.1 million.
ESPP
The weighted-average assumptions used to estimate the fair value of shares to be issued under the ESPP are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average expected term	1.25	1.25	1.25
Expected volatility	62%	62%	44%
Risk-free interest rate	4.94%	3.35%	0.17%
Dividend yield	0%	0%	0%
During the year ended December 31, 2023, 375,051 shares of Class A common stock were purchased under the ESPP. As of December 31, 2023, total unrecognized compensation cost related to the ESPP was $4.8 million, which will be amortized over a weighted-average period of 1.16 years.
Stock Options
A summary of the stock option activities is as follows (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	12,715,804	$6.38	6.8
Granted	31,074	25.55
Exercised	(2,826,105)	7.40
Forfeited	(106,141)	9.43
Balances at December 31, 2023	9,814,632	$6.11	5.8
Vested and exercisable at December 31, 2023	9,402,839	$5.87	5.7
Vested and expected to vest at December 31, 2023	8,437,259	$6.57	6.0

The weighted-average assumptions used to estimate the fair value of stock options granted are as follows:

	Year Ended December 31,
	2023	2021
Weighted-average expected term	5.46	5.21
Expected volatility	69%	43%
Risk-free interest rate	4.21%	0.48%
Dividend yield	0%	0%
No stock option was granted during the year ended December 31, 2022.
The aggregate intrinsic value of options outstanding as of December 31, 2023 and 2022, was $331.1 million and $63.6 million, respectively. As of December 31, 2023 there was approximately $8.5 million of total unrecognized compensation costs related to unvested options granted, which is expected to be recognized over the weighted-average vesting period of 0.74 years. The total intrinsic value of share options exercised during the years ended December 31, 2023, 2022, and 2021 was $60.1 million, $87.5 million, and $622.1 million, respectively.
Early Exercise of Stock Options—Subject to the Board’s approval, the Plan allows for the early exercise of options granted. Under the terms of the Plan, option holders, upon early exercise, must sign a restricted stock purchase agreement that gives the Company the right to repurchase any unvested shares, at the original exercise price, in the event the optionees’ employment terminates for any reason. The right to exercise options before they are vested does not change existing vesting schedules in any way and the early exercised options may not be sold or transferred before they are vested. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. The cash amounts received in exchange for these early exercised shares are recorded as a liability on the accompanying balance sheets and reclassified into common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares lapses by 1/4th of the shares on the 1-year anniversary of the vesting start date and ratably each month over the next 36-months. Shares subject to repurchase as a result of early exercised options were not material as of December 31, 2023 or 2022.
During the years ended December 31, 2021 and 2020, the Company provided financing to certain employees in the form of promissory notes to early exercise stock options. These promissory notes are partially collateralized by shares and in-substance are nonrecourse. For accounting purposes, exercised options via nonrecourse promissory notes are not substantive and are continued to be treated as options. In February 2021, promissory notes issued to executive officers in the amount of $20.9 million were settled through either share repurchase, in the amount of $17.2 million, or cash payment, in the amount of $3.7 million. In connection with the repurchase of shares, the Company accelerated vesting of 60,968 shares of Class A common stock for one of the Company’s officers. The acceleration of vesting was accounted as an option modification with an immaterial impact to the stock-based compensation expense. The Company did not provide this type of financing to employees during the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the Company had 1,399,999 and 1,399,999 shares of Class A common stock options, respectively, that were exercised via nonrecourse promissory notes of which 19,479 and 43,855 shares, respectively, were unvested and subject to repurchase. The principal balances of nonrecourse promissory notes outstanding amounted to $4.9 million and $4.9 million as of December 31, 2023 and 2022, respectively.
The Company recognized stock-based compensation expense for all equity awards for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$5,229	$6,307	$2,335
Sales and marketing	79,879	41,533	15,224
Research and development	230,806	94,319	63,344
General and administrative	47,193	49,453	52,274
Total stock-based compensation expense	$363,107	$191,612	$133,177
For the years ended December 31, 2023, 2022 and 2021, the Company recognized net income tax benefit (deficiency) related to stock-based compensation of $34.3 million, $(10.9) million and $24.5 million, respectively.

12.Net Income (Loss) Per Share
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net loss per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
BASIC EPS
Numerator:
Net income (loss)	$356,711	$(192,746)	$35,446
Less:
Income attributable to convertible preferred stock	—	—	(3,209)
Income attributable to options exercises by promissory notes	(1,412)	—	(387)
Income attributable to unvested early exercised options	(23)	—	(95)
Income attributable to common stock subject to share repurchase agreements	(334)	—	—
Income attributable to unvested RSA's	—	—	(52)
Net income (loss) attributable to Class A and Class B common stockholders	$354,942	$(192,746)	$31,703
Denominator:
Weighted-average shares used in computing net income (loss) per share: Basic	351,952,187	371,568,011	324,836,076
Net income (loss) per share attributable to common stock: Basic	$1.01	$(0.52)	$0.10
DILUTED EPS
Numerator:
Net income (loss)	$356,711	$(192,746)	$35,446
Less:
Income attributable to convertible preferred stock	—	—	(3,058)
Income attributable to options exercises by promissory notes	(1,371)	—	(369)
Income attributable to unvested early exercised options	(23)	—	(91)
Income attributable to common stock subject to share repurchase agreements	(324)	—	—
Income attributable to unvested RSA's	—	—	(49)
Net income (loss) attributable to Class A and Class B common stockholders	$354,993	$(192,746)	$31,879
Denominator:
Weighted-average shares used in computing net income (loss) per share: Basic	351,952,187	371,568,011	324,836,076
Weighted-average dilutive stock options, RSUs, and convertible security	10,637,059	—	17,927,556
Weighted-average shares used in computing net income (loss) per share: Diluted	362,589,246	371,568,011	342,763,632
Net income (loss) per share attributable to common stock: Diluted	$0.98	$(0.52)	$0.09
The following table presents the forms of antidilutive potential common shares:

	Year Ended December 31,
	2023	2022	2021
Stock options exercised for promissory notes	1,399,999	1,399,999	2,884,999
Early exercised stock options	3,147	99,372	487,000
Unvested RSAs	—	—	181,737
Stock options	115,229	11,315,805	—
Unvested RSU	3,340,992	15,616,743	291,093
ESPP	1,917	856,811	246,246
Total antidilutive potential common shares	4,861,284	29,288,730	4,091,075
The table above excludes any unvested PSUs since the related market conditions had not been met as of December 31, 2023.

13.Income Taxes
Net income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021, includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$14,911	$8,660	$193,161
Foreign	365,659	(213,837)	(146,850)
Net income (loss) before income taxes	$380,570	$(205,177)	$46,311
Provision for (benefit from) income taxes for the years ended December 31, 2023, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$46,515	$74,843	$64,585
State	12,407	13,548	10,234
Foreign	47,309	1,548	1,914
	106,231	89,939	76,733
Deferred:
Federal	(65,476)	(74,588)	(52,162)
State	(6,454)	(6,718)	(2,394)
Foreign	(10,442)	(20,863)	(11,204)
	(82,372)	(102,169)	(65,760)
Total provision for (benefit from) income taxes.	$23,859	$(12,230)	$10,973
The reconciliation of federal statutory income tax rate to the effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax provision (benefit) at U.S. federal statutory rate	$79,920	$(43,034)	$9,725
State income taxes, net of federal benefit	(5,259)	(1,356)	1,866
Foreign income taxed at different rates	(39,171)	27,114	10,563
Global intangible low-taxed income	19,417	2,917	—
Stock-based compensation	(3,793)	22,064	(8,807)
Capital loss	(2,121)	(14,687)	—
Foreign-derived intangible income	(20,569)	(17,667)	(10,477)
Research and development credits	(25,128)	(11,803)	(6,193)
Foreign income inclusion	919	357	(2,622)
Change in valuation allowance	15,182	21,061	15,905
Return to Provision	3,223	(1,323)	(951)
Other	1,239	4,127	1,964
Total provision for (benefit from) income taxes	$23,859	$(12,230)	$10,973
The Company operates in jurisdictions outside of the US, such as Singapore, where it has tax incentive arrangements. The Company's qualifying income earned in Singapore is taxed at reduced rates, subject to its compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are expected to expire in June 2028 which the Company can affirmatively elect to renew. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday decreased the provision for income taxes by approximately $38.0 million ($0.11 per diluted share) for the year ended December 31, 2023.

The following summarizes the current and deferred tax assets and liabilities (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and reserves	$12,558	$7,139
Stock-based compensation	11,169	7,439
Tax credit carryforwards	22,896	11,474
Net operating loss	24,817	30,144
Identified intangibles	24,284	2,820
Operating lease liability	10,201	13,884
Other comprehensive income	24,540	30,186
Foreign tax deduction	7,560	9,137
Capital loss	17,688	17,125
Capitalized R&D expenses	142,386	78,315
Valuation allowance	(55,822)	(40,640)
Total deferred tax assets	242,277	167,023
Deferred tax liabilities:
Depreciation and amortization	(1,587)	(1,976)
Operating lease right-of-use assets	(6,808)	(14,107)
Other	(6,909)	(693)
Total deferred tax liabilities	(15,304)	(16,776)
Net deferred tax assets	$226,973	$150,247
As of December 31, 2023 and 2022, the Company has federal net operating loss carryforwards of 8.5 million and $47.9 million, respectively, to reduce future taxable income. The post-2017 Tax Act net operating losses are not subject to expiration. As of December 31, 2023 and 2022, the Company has federal tax credit carryforwards of $5.1 million and $1.7 million, respectively, to offset future tax liability. The credit carryforwards will begin to expire in 2039. As of December 31, 2023 and 2022, the Company has federal capital loss carryforward of $77.1 million and $74.0 million, respectively to reduce future capital gains. The capital loss carryforward will begin to expire in 2026.
As of December 31, 2023 and 2022, the Company has California net operating loss carryforwards of $3.6 million and $11.1 million, respectively, to reduce future taxable income. The net operating losses will begin to expire in 2037. As of December 31, 2023 and 2022, the Company has California tax credit carryforwards of 33.3 million and $17.6 million, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration.
As of December 31, 2023 and 2022, the Company had Texas tax credit carryforwards of $0.5 million and $0.4 million, respectively, to offset future tax liability. The credit carryforwards will begin to expire in 2040.
As of December 31, 2023 and 2022, the Company has foreign net operating loss carryforwards of $140.5 million and $119.4 million, respectively, to reduce future taxable income, which will begin to expire in 2026.
The valuation allowance on the Company's net deferred tax assets increased by $15.2 million, $21.8 million, and $18.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and as such, management believes it is more likely than not that the deferred tax assets will be realized. As of December 31, 2023, 2022 and 2021, the Company maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to certain state tax credits, U.S. capital losses and operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized.
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
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2023 and 2022, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act.

Uncertain Tax Positions
The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	As of December 31,
	2023	2022	2021
Balance at beginning of year	$19,052	$18,456	$14,401
Increases related to prior year positions	3,522	—	5,027
Decreases related to prior year positions	—	(2,837)	—
Increases related to current year positions	13,548	7,083	2,631
Decreases related to lapse of statutes	(242)	(758)	(172)
Decreases related to settlements	—	(2,892)	(3,431)
Balance at end of year	$35,880	$19,052	$18,456
Of the unrecognized tax benefits, $23.9 million and $12.9 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2023 and 2022, respectively. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023, 2022 and 2021, the Company had approximately $4.0 million, $2.6 million and $3.6 million of interest and penalties, respectively.
The tax return for years 2017 through 2023 remain open to examination for federal and other major domestic taxing jurisdictions and for years 2017 through 2023 for other major foreign jurisdictions.

14.Segments and Geographic Information
The Company determines its operating segments based on how its CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance. Beginning in the second quarter of 2022, the Company's two operating and reportable segments are as follows:
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
The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to consolidated income (loss) before income taxes (in thousands). For comparative purposes, amounts in prior periods have been recast:

	As of December 31,
	2023	2022	2021
Revenue:
Software Platform	$1,841,762	$1,049,167	$673,952
Apps	1,441,325	1,767,891	2,119,152
Total Revenue	$3,283,087	$2,817,058	$2,793,104

Segment Adjusted EBITDA:
Software Platform	$1,275,705	$808,415	$457,302
Apps	226,953	254,795	269,512
Total Segment Adjusted EBITDA	$1,502,658	$1,063,210	$726,814

Interest expense and loss on settlement of debt	$(275,665)	$(171,863)	$(103,170)
Other income (expense), net	7,831	18,647	7,545
Amortization, depreciation and write-offs	(489,008)	(547,084)	(431,063)
Impairment and loss on disposal of long-lived assets	—	(127,892)	—
Non-operating foreign exchange gain	1,224	164	1,537
Stock-based compensation	(363,107)	(191,612)	(135,468)
Acquisition-related expense and transaction bonus	(1,047)	(21,279)	(16,887)
Publisher bonuses	—	(209,635)	(3,227)
MoPub acquisition transition services	—	(6,999)	—
Restructuring costs	(2,316)	(10,834)	—
Change in fair value of contingent consideration	—	—	230
Income (loss) before provision for tax	$380,570	$(205,177)	$46,311
The following table presents long-lived assets by geographic area which consist of property and equipment, net (in thousands):

	As of December 31,
	2023	2022
United States	$47,612	$25,548
Germany	79,863	32,044
Netherlands	45,307	20,629
All other countries	549	322
Total property and equipment, net	$173,331	$78,543
For information regarding revenue disaggregated by geography, see Note 2 - Summary of Significant Accounting Policies.

15.Restructuring
In 2022, the Company undertook certain workforce reduction measures and recorded a total restructuring charge of $10.8 million comprising primarily of one-time termination benefits.
16.Related Party
KKR Capital Markets, an affiliate of KKR Denali, acted as a joint lead arranger and joint bookrunner for the Credit Agreement. KKR Denali is also one of the Company’s principal stockholders. In 2023, 2022 and 2021 , the Company paid KKR Capital Markets fees of $1.2 million, nil and $2.3 million, respectively, for services rendered in connection with the Credit Agreement.
In March 2021, the Company borrowed $250.0 million under the Revolving Credit Facility (together, the "Revolving Credit Loans"). A lender of the Revolving Credit Loans is an affiliate of KKR Denali, a principal stockholder of the Company. The Company repaid such Revolving Credit Loans in full with the net proceeds from the IPO in April 2021.
In December 2021, the Company completed a secondary offering of 7,500,000 shares of its Class A common stock, at a price of $83.00 per share, with all shares offered by certain of the Company's stockholders, including KKR Denali. The Company made a payment of $5.0 million to KKR Capital Markets in connection with the secondary offering.
In December 2019, the Company purchased 2,475,000 shares and 300,000 shares of the Company’s Class A common stock from the Company’s chief executive officer and from a Company’s Board member, respectively. The chief executive officer is also the Company’s principal stockholder. The fair value of the purchased shares was $14.0 million. The purchase of shares was paid through the issuance of two unsecured 5-year promissory notes with the principal amount of $10.0 million and $1.2 million, respectively. The promissory notes are redeemable upon the earlier of maturity, (ii) immediately prior to an acquisition of the Company as defined in the Company’s 2011 Equity Incentive Plan, or (iii) immediately prior to the Company’s filing an S-1 with the Securities and Exchange Commission. The promissory notes bear interest at a rate of 2% per annum paid annually. Both promissory notes were recorded in other non-current liabilities at the aggregated initial fair value of $9.1 million representing a discount of 19% to its principal amount and resulting in a purchase of the Company’s common stock shares below its fair value. The discount is amortized over a period of five years under the effective interest method with amortization expense included in interest expense. The shares of the Company’s Class A common stock purchased in exchange for the issuance of the promissory note were added to the pool of shares available for the grant under the Company’s 2011 Equity Incentive Plan. The Company recorded the difference between fair value of the shares purchased and the fair value of promissory notes as an increase to additional paid-in capital. In December 2021, the Company repaid both promissory notes and recognized a loss on debt extinguishment of $1.4 million based on the difference between the $11.7 million repayment amount and the carrying value of such promissory notes on the settlement date. The interest expense recognized on this note was not material for the years ended December 31, 2021 and 2020.
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
The Company published a mobile game app developed by a mobile game developer owned by a member of the Company's Board under a game assignment and revenue share agreement entered into in October 2020. The Company made payments to the mobile game developer under this agreement of $0.7 million during the year ended December 31, 2021. Payments for the year ended December 31, 2022 and 2023 were not material.
17.Subsequent Events
In February 2024, the Company's Board authorized an increase to the repurchase program of $1.250 billion, such that up to $1.252 billion of Class A common stock may be repurchased.
On February 14, 2024, the Company agreed to invest $50 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"). The Series C financing was led by an existing investor in Flip Shop. Eduardo Vivas, a member of the Company’s Board of Directors, is expected to become the Chief Operating Officer of Flip Shop, and will serve as a member of their board of directors. On a post-investment basis, the Company will hold approximately 4.1% of fully diluted outstanding shares of Flip Shop. On February 14, 2024, Flip Shop entered into a commercial agreement with the Company related to Flip Shop's use of the Company's AXON technology.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
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
Our management, under the supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
a.Appointment of Barbara Messing to the Board of Directors
On February 23, 2024, the Board of Directors of the Company appointed Barbara Messing to the Board of Directors, effective March 1, 2024. In addition, Ms. Messing was appointed as a member of the Nominating and Corporate Governance Committee of the Board of Directors, effective March 1, 2024.
Ms. Messing, 52, most recently served as Chief Marketing & Communications Officer of Roblox, an immersive platform for connection and communication, from August 2020 to December 2023. From August 2018 to August 2019, Ms. Messing served as Senior Vice President, Chief Marketing Officer of Walmart US. Between February 2011 and April 2018, Ms. Messing served as Vice President and Chief Marketing Officer, and later Senior Vice President and Chief Marketing Officer, for TripAdvisor, Inc., an online travel company. Between April 2002 and February 2011, she served in a number of management positions at Hotwire.com, an Internet-based travel agency, including Vice President of Customer Experience and Vice President and General Manager, Travel Ticker. Ms. Messing currently serves on the board of Vacasa, a publicly traded company with a leading platform for vacation rental management. She previously served on the board of directors of Overstock.com, Inc., a publicly traded internet retailer, and the board of directors of publicly traded XO Group, Inc., which merged with WeddingWire in December 2018. Ms. Messing received her B.A. from Northwestern University and her J.D. from Stanford Law School.
There are no arrangements or understandings between Ms. Messing, on the one hand, and the Company or any other persons, on the other hand, pursuant to which Ms. Messing was selected as a director. There are no related party transactions between the Company and Ms. Messing (or any of her immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Ms. Messing does not have any family relationships with any of the Company’s directors or executive officers.
Ms. Messing will receive the standard compensation available to the Company’s non-employee directors pursuant to the Company’s outside director compensation policy, which has been filed as Exhibit 10.7 to this Annual Report on Form 10-K. In addition, the Company will enter into its standard form of indemnification agreement with Ms. Messing.

b.Securities Trading Plans of Directors and Executive Officers
On December 8, 2023, Katie Jansen, our Chief Marketing Officer, entered into a Rule 10b5-1 trading plan providing for the potential sale of the net shares (after withholding taxes) of our Class A common stock issuable upon vesting and settlement of 110,321 RSUs granted to Ms. Jansen prior to the adoption of the trading plan. The trading plan is scheduled to be effective until November 30, 2024, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On November 2, 2023, Basil Shikin, our Chief Technology Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on March 14, 2023 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 120,000 shares of our Class A common stock issuable upon the vesting and settlement of RSUs granted to Mr. Shikin. The terminated trading plan was scheduled to be effective from June 13, 2023 until February 23, 2024, or earlier if all transactions under the trading plan were completed.
In our Quarterly Report on Form 10-Q for the period ending September 30, 2023, we reported that Herald Chen, our then President, Chief Financial Officer and a member of our board of directors, terminated a Rule 10b5-1 trading plan, which he previously adopted on June 14, 2023, that was intended to satisfy the affirmative defense in Rule 10b5-1(c) (the "Chen Plan"). However, the Chen Plan was not terminated during that reporting period. On December 14, 2023, Mr. Chen, modified the Chen Plan, which originally provided for the potential sale of up to an aggregate of 1,200,000 shares of our Class A common stock held by Mr. Chen and was scheduled to be effective from January 1, 2024 until December 31, 2025, or earlier if all transactions under the trading plan were completed. Under the terms of the modification, which did not change the aggregate number of shares subject to potential sale under the plan, the earliest trading date was changed from January 1, 2024 to March 13, 2024 and the end date remains December 31, 2025. As of this Annual Report, Mr. Chen has not sold any shares of our Class A common stock under the original Chen Plan or modified Chen Plan. The modified trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023 (the “Proxy Statement”).
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
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.
EXHIBIT INDEX

		Information Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.2#	Amended and Restated Share Purchase Agreement, by and among the registrant, AppLovin Active Holdings, LLC, adjust GmbH, the shareholders of adjust GmbH, and Spree Eternity GmbH, dated as of March 12, 2021, as amended on March 30, 2021.	S-1/A	333-253800	2.2	April 7, 2021

3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1/A	333-253800	3.2	March 22, 2021

3.2	Certificate of Change of Location of Registered Agent and/or Registered office.	8-K	001-40325	3.1	June 15, 2021

3.3	Amended and Restated Bylaws of the registrant.	8-K	001-40325	3.1	February 6, 2023

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-253800	4.1	March 2, 2021

4.2	Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 15, 2018, as amended.	S-1/A	333-253800	4.2	March 22, 2021

4.3	Form of Warrant to Purchase Class A Common Stock.	S-1	333-253800	4.3	March 2, 2021

4.4	Description of Capital Stock.	10-K	001-40325	4.4	February 28, 2023

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-253800	10.1	March 2, 2021

10.2+	AppLovin Corporation 2011 Equity Incentive Plan and related form agreements.	S-1	333-253800	10.2	March 2, 2021

10.3+	AppLovin Corporation 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-253800	10.3	March 22, 2021

10.4+	AppLovin Corporation 2021 Executive Incentive Compensation Plan.	S-1/A	333-253800	10.4	March 22, 2021

10.5+	AppLovin Corporation 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-253800	10.5	March 22, 2021

10.6	Amended and Restated AppLovin Corporation 2021 Partner Studio Incentive Plan and related form agreements.	10-K	001-40325	10.6	February 28, 2023

10.7+	AppLovin Corporation Outside Director Compensation Policy, amended June 30, 2023.

10.8+	Executive Change in Control and Severance Plan and Summary Plan Description.	S-1/A	333-253800	10.8	March 22, 2021

10.9+	Form of Confirmatory Employment Letter between the registrant and each of its executive officers.	S-1	333-253800	10.7	March 2, 2021

10.10	Amended and Restated Sublease, by and between 1050 Page Mill Road Property, LLC and AppLovin Corporation, dated as of February 18, 2021.	S-1	333-253800	10.8	March 2, 2021

10.11	Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated August 15, 2018.	S-1	333-253800	10.9	March 2, 2021

10.12	Amendment No. 1 to Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated April 23, 2019.	S-1	333-253800	10.10	March 2, 2021

10.13	Amendment No. 2 to Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated April 27, 2020.	S-1	333-253800	10.11	March 2, 2021

10.14	Amendment No. 3 to Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated May 6, 2020.	S-1	333-253800	10.12	March 2, 2021

10.15	Amendment No. 4 to Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated October 27, 2020.	S-1	333-253800	10.13	March 2, 2021

10.16	Amendment No. 5 to Credit Agreement, by and between the registrant, the lenders from time to time thereto and Bank of America, N.A., as administrative agent and collateral agent, dated February 12, 2021.	S-1/A	333-253800	10.16	March 22, 2021

10.17	Amendment No. 6 to Credit Agreement, by and between the registrant, the lenders from time to time there to and Bank of America, N.A., as administrative agent and collateral agent, dated October 25, 2021.	8-K	001-40325	10.1	October 29, 2021

10.18	Amendment No. 7 to Credit Agreement, by and between the registrant, the lenders from time to time there to and Bank of America, N.A., as administrative agent and collateral agent, dated January 3, 2023.	10-Q	001-40325	10.2	May 10, 2023

10.19	Amendment No. 8 to Credit Agreement, by and between the registrant, the lenders from time to time thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties thereto, dated June 12, 2023.	8-K	001-40325	10.1	June 12, 2023

10.2	Amendment No. 9 to Credit Agreement, by and between the registrant, the lenders from time to time thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties thereto, dated August 18, 2023.	8-K	001-40325	10.1	August 18, 2023

10.21+	Equity Exchange Agreement between the registrant and Herald Chen, dated March 16, 2021.	S-1/A	333-253800	10.18	March 22, 2021

10.22	Director Nominations Agreement between the registrant and KKR Denali Holdings L.P., dated March 16, 2021.	S-1/A	333-253800	10.19	March 22, 2021

10.23	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	001-40325	10.1	March 13, 2023

10.24	Share Repurchase Agreement, dated May 17, 2023.	8-K	001-40325	10.1	May 17, 2023

10.25	Share Repurchase Agreement, dated August 21, 2023.	8-K	001-40325	10.1	August 21, 2023

10.26+	Consulting Services Agreement between the registrant and Herald Chen, dated December 29, 2023.

21.1	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: February 26, 2024	APPLOVIN CORPORATION
	By:	/s/ Adam Foroughi
Adam Foroughi
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Foroughi, Matthew Stumpf and Victoria Valenzuela, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam Foroughi	Chief Executive Officer and Chairperson
Adam Foroughi	(Principal Executive Officer)	February 26, 2024

/s/ Matthew Stumpf	Chief Financial Officer
Matthew Stumpf	(Principal Financial Officer)	February 26, 2024

/s/ Dmitriy Dorosh	Vice President, Controller
Dmitriy Dorosh	(Principal Accounting Officer)	February 26, 2024

/s/ Craig Billings	Director	February 26, 2024
Craig Billings

/s/ Herald Chen	Director	February 26, 2024
Herald Chen

/s/ Margaret Georgiadis	Director	February 26, 2024
Margaret Georgiadis

/s/ Alyssa Harvey Dawson
Alyssa Harvey Dawson	Director	February 26, 2024

/s/ Todd Morgenfeld
Todd Morgenfeld	Director	February 26, 2024

/s/ Edward Oberwager
Edward Oberwager	Director	February 26, 2024

/s/ Eduardo Vivas
Eduardo Vivas	Director	February 26, 2024