Form 10-Q
period 2024-03-31
AppLovin Corp
filed 2024-05-08
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, the number of shares of the registrant’s Class A common stock outstanding was 273,970,847 and the number of shares of the registrant’s Class B common stock outstanding was 55,042,821.

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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$436,336	$502,152
Accounts receivable, net	1,035,372	953,810
Prepaid expenses and other current assets	136,180	160,201
Total current assets	1,607,888	1,616,163
Property and equipment, net	172,994	173,331
Goodwill	1,827,197	1,842,850
Intangible assets, net	1,198,122	1,292,635
Other assets	456,316	434,208
Total assets	$5,262,517	$5,359,187
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$390,079	$371,702
Accrued and other current liabilities	256,402	278,861
Short-term debt	35,563	215,000
Deferred revenue	80,480	78,559
Total current liabilities	762,524	944,122
Long-term debt	3,489,891	2,905,906
Other non-current liabilities	249,898	252,830
Total liabilities	4,502,313	4,102,858
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 328,958,886 (Class A 273,916,065 and Class B 55,042,821) and 339,886,712 (Class A 268,774,090 and Class B 71,112,622) shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	1,420,895	2,134,581
Accumulated other comprehensive loss	(83,896)	(65,274)
Accumulated deficit	(576,806)	(812,989)
Total stockholders’ equity	760,204	1,256,329
Total liabilities and stockholders’ equity	$5,262,517	$5,359,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,058,115	$715,405
Costs and expenses:
Cost of revenue	294,148	261,960
Sales and marketing	226,687	202,976
Research and development	155,323	144,851
General and administrative	42,398	44,571
Total costs and expenses	718,556	654,358
Income from operations	339,559	61,047
Other income (expense):
Interest expense	(74,182)	(74,511)
Other income, net	2,568	10,111
Total other expense, net	(71,614)	(64,400)
Income (loss) before income taxes	267,945	(3,353)
Provision for income taxes	31,762	1,165
Net income (loss)	236,183	(4,518)
Less: Net income attributable to participating securities	$1,451	$—
Net income (loss) attributable to common stock—Basic	$234,732	$(4,518)
Net income (loss) attributable to common stock—Diluted	$234,784	$(4,518)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.70	$(0.01)
Diluted	$0.67	$(0.01)
Weighted average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	335,794,739	373,160,029
Diluted	348,596,295	373,160,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$236,183	$(4,518)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(18,622)	10,006
Other comprehensive income (loss), net of tax	(18,622)	10,006
Comprehensive income	217,561	5,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	339,886,712	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	3,936,518	—	23,429	—	—	23,429
Shares withheld related to net share settlement	(1,397,947)	—	(80,144)	—	—	(80,144)
Repurchase of Class A common stock	(13,466,397)	—	(752,224)	—	—	(752,224)
Stock-based compensation	—	—	95,253	—	—	95,253
Total other comprehensive loss, net of tax	—	—	—	(18,622)	—	(18,622)
Net income	—	—	—	—	236,183	236,183
Balance as of March 31, 2024	328,958,886	$11	$1,420,895	$(83,896)	$(576,806)	$760,204

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	4,061,015	—	2,974	—	—	2,974
Shares withheld related to net share settlement	(1,281,849)	—	(19,167)	—	—	(19,167)
Repurchase of Class A common stock	(5,396,617)	—	(76,358)	—	—	(76,358)
Stock-based compensation	—	—	82,966	—	—	82,966
Total other comprehensive income, net of tax	—	—	—	10,006	—	10,006
Net loss	—	—	—	—	(4,518)	(4,518)
Balance as of March 31, 2023	371,256,232	$11	$3,146,163	$(73,376)	$(1,174,218)	$1,898,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$236,183	$(4,518)
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	112,667	128,208
Stock-based compensation	95,253	82,966
Other	8,540	9,139
Changes in operating assets and liabilities:
Accounts receivable	(84,836)	65,614
Prepaid expenses and other assets	26,813	(17,549)
Accounts payable	18,056	9,722
Accrued and other liabilities	(19,897)	15,080
Net cash provided by operating activities	392,779	288,662
Investing Activities
Purchase of non-marketable equity securities	(28,333)	(16,834)
Other investing activities	(3,302)	3,859
Net cash used in investing activities	(31,635)	(12,975)
Financing Activities
Repurchases of stock	(752,224)	(64,897)
Principal repayments of debt	(668,972)	(8,327)
Payment of withholding taxes related to net share settlement	(80,144)	(19,167)
Payments of licensed asset obligation	—	(15,254)
Proceeds from issuance of debt	1,072,330	—
Proceeds from exercise of stock options	9,782	2,906
Other financing activities	(5,384)	(6,676)
Net cash used in financing activities	(424,612)	(111,415)
Effect of foreign exchange rate on cash and cash equivalents	(2,348)	1,137
Net increase (decrease) in cash and cash equivalents	(65,816)	165,409
Cash and cash equivalents at beginning of the period	502,152	1,080,484
Cash and cash equivalents at end of the period	$436,336	$1,245,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired under finance leases	$9,942	$45,318
Acquisitions not yet paid	$13,088	$12,969
Repurchase of common stock included in accrued liabilities	$—	$11,461
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$71,189	$67,006
Cash paid for income taxes, net of refunds	$3,578	$1,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
AppLovin Corporation (the “Company” or “AppLovin”) was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the advertising ecosystem providing an end-to-end software platform that allows businesses to reach, monetize and grow their global audiences. The Company also has a globally diversified portfolio of apps—free-to-play mobile games that it operates through its studios.
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia, and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2024. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three months ended March 31, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period.
Basis of Consolidation
The Company's condensed consolidated financial statements include accounts of the Company and its wholly-owned and majority-owned subsidiaries, and the ownership interest of minority investors is recorded as noncontrolling interest. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation, the Company is also required to consolidate any variable interest entities ("VIE") when it is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
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
Recent Accounting Pronouncements (Issued Not Yet Adopted)
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
Software Platform Revenue also includes revenue generated from Adjust's measurement and analytics marketing platform that is recognized ratably over the subscription period, generally up to twelve months. Revenue from other services within the Software Platform was not material.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended March 31,
	2024	2023
Software Platform Revenue	$678,370	$354,758
In-App Purchase Revenue	259,196	251,328
In-App Advertising Revenue	120,549	109,319
Total Apps Revenue	379,745	360,647
Total Revenue	$1,058,115	$715,405
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$634,604	$439,319
Rest of the World	423,511	276,086
Total Revenue	$1,058,115	$715,405
Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the three months ended March 31, 2024 and 2023, the Company recognized $53.0 million and $47.6 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.
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
3. Financial Instruments and Fair Value Measurements
The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

			As of March 31, 2024
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,370	$1,370	$—	$—
Total financial assets		$1,370	$1,370	$—	$—

			As of December 31, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,352	$1,352	$—	$—
Total financial assets		$1,352	$1,352	$—	$—
Derivatives Not Designated as Hedging Instruments
In October 2022 and March 2023, the Company entered into multiple pay-fixed receive-variable interest rate swaps as part of its interest rate risk management strategy in connection with the term loans under a certain credit agreement (see Note 11 - Credit Agreement). The Company elected to not designate the interest rate swaps as hedging instruments for accounting purposes and recorded both realized and unrealized gains and losses associated with the interest rate swaps immediately through earnings in interest expense in the Company's condensed consolidated statement of operations. The fair value of the interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of the interest rate swaps. The Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. During the three months ended March 31, 2023, the Company recorded a net loss of $5.6 million. Cash paid for or received from the settlement of the interest rate swaps are presented in net cash provided by operating activities and the supplemental disclosure of cash paid for interest, net in the Company's condensed consolidated statement of cash flows. All interest rate swaps were settled during 2023.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $75.1 million and $56.7 million as of March 31, 2024 and December 31, 2023, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $75.1 million and the unfunded commitments of $22.3 million as of March 31, 2024.
During the three months ended March 31, 2024, the Company made total capital contributions of $18.3 million related to these investments. The unrealized gains related to these investments were not material for the three months ended March 31, 2024 and 2023.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income, net in the Company's condensed consolidated statement of operations.
In February 2024, the Company entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"). The first financing tranche closed in February 2024, in which the Company invested $10.0 million. The closing of the second tranche was contingent upon certain conditions, which were satisfied as of March 31, 2024. The second tranche closed on April 1, 2024, with the Company investing the remaining $40.0 million. In February 2024, the Company also entered into an arm's length commercial agreement with Flip Shop related to its use of the Company's AXON technology under a revenue share model.
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company's non-marketable equity securities were $20.1 million and $10.1 million, respectively, and are included in other assets in the Company’s condensed consolidated balance sheets.

4. Commitments and Contingencies
Commitments
As of March 31, 2024, the Company's non-cancelable minimum purchase commitments consisted primarily of a certain arrangement related to cloud platform services. In May 2022, the Company entered into a new order form under an existing master agreement that required the Company to purchase a minimum of $550.0 million of cloud services through May 2025. During the three months ended March 31, 2024, the Company made payments of $88.1 million under this arrangement, with a remaining unpaid commitment of $135.3 million as of March 31, 2024. In addition, the Company had total unfunded commitments of $22.3 million related to investments in certain private equity funds and a commitment to participate in the second tranche of the Series C preferred stock financing of Humans, Inc. for $40.0 million. For additional information, see Note 3 – Financial Instruments and Fair Value Measurements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of March 31, 2024 and December 31, 2023, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $6.3 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of March 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.
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

5. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2023	$1,497,109	$345,741	$1,842,850
Foreign currency translation	(15,653)	—	(15,653)
March 31, 2024	$1,481,456	$345,741	$1,827,197
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of March 31, 2024			As of December 31, 2023
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Apps	3.6	$1,828,387	$(1,225,576)	$602,811	$1,818,907	$(1,152,611)	$666,296
Customer relationships	7.9	516,021	(123,578)	392,443	519,175	(111,374)	407,801
User base	2.0	68,817	(49,312)	19,505	68,817	(46,874)	21,943
License asset	1.8	59,207	(34,529)	24,678	59,207	(31,003)	28,204
Developed technology	3.3	206,481	(96,599)	109,882	207,900	(88,716)	119,184
Other	3.5	73,102	(24,299)	48,803	71,196	(21,989)	49,207
Total intangible assets		$2,752,015	$(1,553,893)	$1,198,122	$2,745,202	$(1,452,567)	$1,292,635
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$88,142	$98,644
Sales and marketing	16,819	16,788
Total	$104,961	$115,432
6. Equity
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b-5 trading plans, to facilitate repurchases of shares. In May and August 2023, the Company's Board authorized increases to the repurchase program of $296.0 million and $447.6 million, respectively. In February 2024, the Company's Board authorized an increase of $1.25 billion to the repurchase program.
The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion. The Company retires its Class A common stock upon repurchase, and records any excess of the cost of the repurchased shares over their par value as a reduction to additional paid-in capital, or in the absence of additional paid-in capital, to accumulated deficit. During the three months ended March 31, 2024 and 2023, the Company repurchased 13,466,397 and 5,396,617 shares of Class A common stock for an aggregate amount, including commissions and fees, of $752.2 million and $76.4 million, respectively. As of March 31, 2024, $500.0 million remains available of the authorized amount under the repurchase program.
During the three months ended March 31,2024, 16,069,801 shares of Class B common stock were converted to Class A common stock.
7. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase

Plan (the "ESPP").
In February 2024, the Company settled the liability of $15.7 million related to certain Wurl performance-based incentive plan through the issuance of 346,836 shares of the Company's Class A common stock and $2.1 million in cash.
In March 2024, 3,416,490 performance-based restricted stock units ("PSUs") vested under the terms of the respective PSU agreements upon the achievement of the stock price target of $46.75 per share, resulting in a stock-based compensation expense of $17.9 million recorded for such PSUs during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company granted 103,671 restricted stock units ("RSUs") to certain employees under the 2021 Plan at the weighted average grant date fair value of $49.57 per RSU. These awards vest based on a service condition that is satisfied generally over one year.
Stock-based compensation expense is attributed to the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,468	$1,316
Sales and marketing	21,963	16,683
Research and development	59,446	49,929
General and administrative	12,376	15,038
Total	$95,253	$82,966
8. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Basic EPS
Numerator:
Net income (loss)	$236,183	$(4,518)
Less:
Income attributable to options exercises by promissory notes	(726)	—
Income attributable to common stock subject to share repurchase agreements	(724)	—
Income attributable to unvested early exercised options	(1)	—
Net income (loss) attributable to Class A and Class B common stockholders—Basic	$234,732	$(4,518)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	335,794,739	373,160,029
Net income (loss) per share attributable to common stock—Basic	$0.70	$(0.01)
Diluted EPS
Numerator:
Net income (loss) attributable to AppLovin	236,183	(4,518)
Less:
Income attributable to options exercises by promissory notes	(700)	—
Income attributable to common stock subject to share repurchase agreements	(698)	—
Income attributable to unvested early exercised options	(1)	—
Net income (loss) attributable to Class A and Class B common stockholders—Diluted	$234,784	$(4,518)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	335,794,739	373,160,029
Weighted-average dilutive stock awards	12,801,556	—
Weighted-average shares used in computing net income (loss) per share—Diluted	348,596,295	373,160,029
Net income (loss) per share attributable to common stock—Diluted	$0.67	$(0.01)

The following table presents the forms of antidilutive potential common shares:

	As of March 31,
	2024	2023
Stock options exercised for promissory notes	85,000	1,399,999
Early exercised stock options	559	38,250
Stock options	12,265	10,582,241
Unvested RSUs	2,006,934	16,195,182
ESPP	—	842,419
Total antidilutive potential common shares	2,104,758	29,058,091
The table above excludes any unvested PSUs since the related market conditions had not been met as of March 31, 2024.
9. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2024 annual effective tax rate differs from the U.S. statutory rate primarily due to jurisdictional mix of earnings, stock-based compensation expense, foreign tax credits, foreign derived intangible income deduction, and global intangible low-taxed income.
During the three months ended March 31, 2024, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
10. Segments
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

The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Software Platform	$678,370	$354,758
Apps	379,745	360,647
Total Revenue	$1,058,115	$715,405

Segment Adjusted EBITDA:
Software Platform	$492,020	$218,694
Apps	56,751	55,004
Total Segment Adjusted EBITDA	$548,771	$273,698

Interest expense	$(74,182)	$(74,511)
Other income, net	3,397	9,771
Amortization, depreciation and write-offs	(112,667)	(128,208)
Loss on disposal of long lived assets	(1,646)	—
Non-operating foreign exchange gain (loss)	(106)	672
Stock-based compensation	(95,253)	(82,966)
Acquisition-related expense	(369)	(517)
Restructuring costs	—	(1,292)
Income (loss) before income taxes	$267,945	$(3,353)
11. Credit Agreement
The Company is a party to a certain credit agreement (the “Credit Agreement”), which provides for a senior secured term loan maturing in October 2028 (“2028 Term Loan"), a senior secured term loan maturing in August 2030 (“2030 Term Loan”), and a revolving credit facility.
In March 2024, the Company entered into Amendment No. 10 to the Credit Agreement which reduces the interest rate margin from 3.1% to 2.5% with respect to SOFR loans (or from 2.0% to 1.5% with respect to base rate loans). In connection with the amendment, the Company increased the aggregate principal amount of the 2030 Term Loan to $2.09 billion and reduced the aggregate principal amount of the 2028 Term Loan to $1.46 billion. The other material terms of the Credit Agreement remain unchanged.
The transaction was assessed at the syndicated lender level and was accounted for primarily as a debt modification. The Company expensed $6.2 million of third-party costs incurred with the amendment in other income, net in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024. Fees paid to the lenders in connection with the amendment were recorded as an additional debt discount and will be amortized to interest expense over the remaining term, together with unamortized original debt issuance costs and discount, using the effective interest method.
In March 2024, the Company drew down an additional $418.7 million from the revolving credit facility to fund certain repurchases under the Company's share repurchase program. As of March 31, 2024, the entire outstanding amount under the revolving credit facility of $603.7 million was repaid in full. KKR Corporate Lending (CA) LLC, an affiliate of KKR Denali Holdings L.P. (“KKR Denali”) which owns more than 10% of the Company's voting interests, has provided revolving credit commitments in the amount of $15.0 million under the revolving credit facility.
12. Related Party Transactions
On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with KKR Denali, and BofA Securities, Inc., acting for themselves and as representative of other underwriters (collectively, the “Underwriters”), in connection with a secondary public offering (the “Offering”) of 19,866,397 shares of the Company's Class A common stock by KKR Denali. Pursuant to the Underwriting Agreement, on March 6, 2024, the Company repurchased from the Underwriters 10,466,397 shares of Class A common stock sold to the Underwriters by KKR Denali in the Offering at a price per share of $54.46, the same per share price paid by the Underwriters to KKR Denali in the Offering. In connection with the Offering, KKR Denali converted 16,000,000 shares of Class B common stock to Class A common stock. See Note 6 – Equity for additional information on the share repurchase program.

On March 8, 2019, the Company entered into a promissory note with Rafael Vivas, the brother of Eduardo Vivas, a member of the Company's Board of Directors, for the purpose of advancing him funds to allow him to early exercise his stock options (“Vivas Note”). The Vivas Note was issued in the amount of $2.3 million at an interest rate of 2.59%, and later amended on August 7, 2020 to lower the interest rate on the outstanding balance of such note to the then applicable IRS annual mid-term rate of 0.41%. On March 8, 2024, the principal amount due under the Vivas Note plus accrued interest, or $2.3 million, was repaid in full to the Company and the Vivas Note was extinguished.
In February 2024, the Company entered into certain investment and arm's length commercial agreements with Humans, Inc. See Note 3 - Financial Instruments and Fair Value Measurements for additional information. Eduardo Vivas, a member the Company's Board of Directors, serves as the Chief Operating Officer of Humans, Inc., and a member of its board of directors.
The Company had no other material related party transactions for the three months ended March 31, 2024 and 2023.

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
Since our founding in 2011, we have been focused on building a software-based platform for advertisers to improve the marketing and monetization of their content. Our founders, who are mobile app developers themselves, quickly realized the real impediment to success and growth in the advertising ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these challenges led to the development of our infrastructure and Software Platform. We capitalized on our success and understanding of the mobile app ecosystem by entering into the mobile game apps industry in 2018. Our global diversified portfolio of apps now consists of over 200 free-to-play mobile games across five genres, run by ten studios.
For the three months ended March 31, 2024, our revenue increased 48% year-over-year to $1.06 billion, from $715.4 million in the three months ended March 31, 2023. We generated net income of $236.2 million for the three months ended March 31, 2024 and net loss of $4.5 million in the comparative period in 2023. We generated Adjusted EBITDA of $548.8 million and $273.7 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, our net cash provided by operating activities was $392.8 million and $288.7 million in the three months ended March 31, 2024 and 2023, respectively. We generated Free Cash Flow of $387.6 million and $283.1 million for the three months ended March 31, 2024 and 2023, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” below for definitions of our non-GAAP financial measures and reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to these measures.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended March 31, 2024, Software Platform Revenue represented 64% of total revenue and Apps Revenue represented 36% of total revenue.
We report our operating results through two reportable segments: Software Platform and Apps. Prior to the second quarter of 2022, we had a single operating and reportable segment.
Our CODM, the Chief Executive Officer, evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 10 to our condensed consolidated financial statements.
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
Software Platform clients use MAX to optimize purchases of app advertising inventory. The MAX tool provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more advertising networks move to in-app bidding monetization, we expect growth in the adoption of, and revenue from, MAX.
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
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 68% of total Apps Revenue for the three months ended March 31, 2024.
During the three months ended March 31, 2024, we had an average of 1.8 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $48. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 32% of total Apps Revenue for the three months ended March 31, 2024.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. Some of our Apps do not utilize such third-party attribution partners, and therefore our MAPs figure for any period does not capture every user that completed an IAP on our Apps. We estimate that our counted MAPs generated approximately 99% of our IAP Revenue during the three months ended March 31, 2024, and as such, management believes that MAPs is still a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total IAP Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Monthly Active Payers (millions)	1.8	1.8
Average Revenue Per Monthly Active Payer	$48	$46
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense, other income, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, impairment and loss in connection with the sale of long-lived assets, non-operating foreign exchange (gain) losses, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024 and 2023, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$1,058,115	$715,405
Net income (loss)	$236,183	$(4,518)
Net Margin	22.3%	(0.6)%
Adjusted as follows:
Interest expense	74,182	74,511
Other (income), net	(3,397)	(9,771)
Provision for income taxes	31,762	1,165
Amortization, depreciation and write-offs	112,667	128,208
Loss on disposal of long lived assets	1,646	—
Non-operating foreign exchange (gain) loss	106	(672)
Stock-based compensation	95,253	82,966
Acquisition-related expense	369	517
Restructuring costs	—	1,292
Adjusted EBITDA	$548,771	$273,698
Adjusted EBITDA Margin	51.9%	38.3%
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and principal payments of finance leases. We use Free Cash Flow to help manage the health of our business, prepare budgets and for capital allocation purposes. We believe Free Cash Flow provides useful supplemental information to help investors understand underlying trends in our business and our liquidity. Free cash flow has certain limitations, including that it does not reflect our future contractual commitments. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish Free Cash Flow or similar metrics. Thus, our Free Cash Flow should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
The following table provides our Free Cash Flow for the three months ended March 31, 2024 and 2023, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$392,779	$288,662
Less:
Purchase of property and equipment	(227)	(70)
Principal payments of finance leases	(4,959)	(5,447)
Free Cash Flow	$387,593	$283,145
Net cash used in investing activities	$(31,635)	$(12,975)
Net cash used in financing activities	$(424,612)	$(111,415)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Software Platform to enhance its effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our AI-powered advertising engine AXON, AppDiscovery, Adjust, and

MAX, will further improve effectiveness for advertisers. Our investments will also allow us to enter new verticals outside of gaming. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. During the three months ended March 31, 2024, 41% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Software Platform are relevant to the broader advertising ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale.
Continued execution of strategic partnerships
We continue to explore strategic partnership opportunities related to our Software Platform, and the expansion of the markets it serves and we may from time to time evaluate strategic acquisitions opportunistically. From the beginning of 2018 through March 31, 2024, we have invested approximately $4.1 billion in 33 strategic acquisitions and partnerships with mobile app developers and for technologies to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022. We believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app and advertising ecosystems
Our business and results of operations will be impacted by industry factors that drive the overall performance of the mobile app and advertising ecosystems. Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app and advertising ecosystems. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In January 2024, Google commenced rolling out a Chrome feature, called Tracking Protection, that limits cross-site tracking by restricting website access to third-party cookies by default and has announced its plans to phase out support for third-party cookies. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area (EEA) and UK, which requires, as of January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau’s (“IAB”) Transparency and Consent Framework when serving ads to users in the EEA or the UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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
Current Economic Conditions
We are subject to risks and uncertainties caused by global economic conditions and events with significant macroeconomic impacts, including, but not limited to, international conflicts in Ukraine and the Middle East and actions taken to counter inflation. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We generate Software Platform Revenue primarily from fees collected from advertisers spending on AppDiscovery, typically on a performance basis, then shared with our advertising publishers, typically on a cost per impression basis. Software Platform Revenue also includes fees generated based on a percentage of client spend through MAX and subscription fees for Adjust's measurement and analytics marketing platform. Revenue from other services within the Software Platform was not material.
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
Other income, net. Other income, net, primarily includes interest earned on our cash and cash equivalents, fair value adjustments relating to our non-marketable equity securities, and foreign currency gains and losses.
Provision for income taxes. We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, impacts from acquisition restructuring, deduction benefits related to foreign-derived intangible income, future changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. Additionally, our effective tax rate can vary based on the amount of pre-tax income or loss.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$1,058,115	$715,405
Costs and expenses:
Cost of revenue(1)(2)	294,148	261,960
Sales and marketing(1)(2)	226,687	202,976
Research and development(1)	155,323	144,851
General and administrative(1)	42,398	44,571
Total costs and expenses	718,556	654,358
Income from operations	339,559	61,047
Other income (expense):
Interest expense and loss on settlement of debt	(74,182)	(74,511)
Other income, net	2,568	10,111
Total other expense, net	(71,614)	(64,400)
Income (loss) before income taxes	267,945	(3,353)
Provision for income taxes	31,762	1,165
Net income (loss)	$236,183	$(4,518)
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,468	$1,316
Sales and marketing	21,963	16,683
Research and development	59,446	49,929
General and administrative	12,376	15,038
Total stock-based compensation	$95,253	$82,966
(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$88,142	$98,644
Sales and marketing	16,819	16,788
Total amortization expense related to acquired intangibles	$104,961	$115,432

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue	28%	37%
Sales and marketing	21%	28%
Research and development	15%	20%
General and administrative	4%	6%
Total costs and expenses	68%	91%
Income from operations	32%	9%
Other income (expense):
Interest expense and settlement of debt	(7)%	(10)%
Other income, net	0%	1%
Total other expense, net	(7)%	(9)%
Income (loss) before income taxes	25%	—%
Provision for income taxes	3%	0%
Net income (loss)	22%	(1)%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		2023 to 2024 % change
	2024	2023
	(in thousands, except percentages)
Software Platform Revenue	$678,370	$354,758	91%
In-App Purchases Revenue	259,196	251,328	3%
In-App Advertising Revenue	120,549	109,319	10%
Total Apps Revenue	379,745	360,647	5%
Total Revenue	$1,058,115	$715,405	48%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
For the three months ended March 31, 2024, our Software Platform Revenue increased by $323.6 million, or 91%, compared to the same period in the prior year primarily due to improved AppDiscovery performance, where net revenue per installation increased 5% and the volume of installations increased 87%. We do not recognize Software Platform Revenue from transactions with our Owned Studios and Partner Studios.
For the three months ended March 31, 2024, our Apps Revenue increased by $19.1 million, or 5%, from the prior year period. For the three months ended March 31, 2024, our IAP Revenue from Apps increased by $7.9 million, or 3%, from the prior year period, due primarily to a 4% increase in the volume of in-app purchases, partially offset by a 1% decrease in price per in-app purchase. Our IAA Revenue from Apps increased by $11.2 million, or 10%, from the prior year period, due primarily to a 113% increase in the volume of advertising impressions, partially offset by a 48% decrease in price per advertising impression.

Cost of revenue

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Cost of revenue	$294,148	$261,960	12%
Percentage of revenue	28%	37%
Cost of revenue in the three months ended March 31, 2024 increased by $32.2 million, or 12%, compared to the same period in the prior year, due primarily to an increase of $35.5 million in expenses associated with operating our network infrastructure driven by the growth in our Software Platform operations, offset by a decrease of $8.6 million in amortization of intangible assets resulting from the end of the useful life of certain intangible assets.
Sales and marketing

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$226,687	$202,976	12%
Percentage of revenue	21%	28%
Sales and marketing expenses in the three months ended March 31, 2024 increased by $23.7 million, or 12%, compared to the same period in the prior year, due primarily to an increase in user acquisition costs of $17.1 million and an increase of $3.0 million in personnel-related expenses related to an increase in stock-based compensation expense.
Research and development

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Research and development	$155,323	$144,851	7%
Percentage of revenue	15%	20%
Research and development expenses in the three months ended March 31, 2024 increased by $10.5 million, or 7%, compared to the same period in the prior year, primarily due to an increase of $18.0 million in personnel-related expenses primarily related to an increase in stock-based compensation expense, partially offset by a decrease of $6.0 million due to the disposal of certain assets within our Apps segment in the prior year period.
General and administrative

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$42,398	$44,571	(5)%
Percentage of revenue	4%	6%
General and administrative expenses in the three months ended March 31, 2024 decreased by $2.2 million, or 5%, compared to the same period in the prior year, due primarily to a decrease of $2.6 million in personnel-related expenses primarily related to a prior year restructuring and a decrease of $1.3 million in acquisition-related expenses.

Interest expense

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Interest expense	$(74,182)	$(74,511)	—%
Percentage of revenue	(7)%	(10)%
In the three months ended March 31, 2024, interest expense decreased by $0.3 million compared to the same period in the prior year, due primarily to a lower interest rate resulting from debt refinancing transactions subsequent to the first quarter of 2023, offset by additional interest expense due to an increase in debt.
Other income, net

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Other income, net	$2,568	$10,111	(75)%
Percentage of revenue	—%	1%
In the three months ended March 31, 2024, other income, net decreased by $7.5 million, or 75%, compared to the same period in the prior year. The decrease was primarily due to third-party costs of $6.2 million related to the modification of debt and a decrease in interest income of $4.4 million due to a reduced cash and cash equivalents balance, offset by a prior year period impairment of non-marketable equity securities of $5.0 million.
Provision for Income Taxes

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Provision for income taxes	$31,762	$1,165	**
Percentage of revenue	3%	—%

** Not meaningful
In the three months ended March 31, 2024, the provision for income taxes increased by $30.6 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended March 31, 2024, and higher global intangible low-taxed income, partially offset by foreign income taxed at different rates, higher foreign tax credits generated, higher foreign-derived intangible income deduction, and higher stock-based compensation benefit.
Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$492,020	$218,694	125%
Apps Adjusted EBITDA	$56,751	$55,004	3%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The $273.3 million, or 125%, increase in Software Platform Adjusted EBITDA for the three months ended March 31, 2024 was primarily driven by an increase in Software Platform revenue of $323.6 million, partially offset by an increase of $35.5 million in expenses associated with operating our network infrastructure driven by the growth in our operations.

The $1.7 million, or 3%, increase in Apps Adjusted EBITDA for the three months ended March 31, 2024 was primarily driven by an increase in Apps Revenue of $19.1 million, partially offset by an increase of $17.1 million in user acquisition costs and an increase of $2.6 million in third-party payment processing fees related to in-app purchases.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform and advertising on our Apps, and from user IAPs from our Apps, and through net proceeds we received from the sales of our convertible preferred stock, Class A common stock in our initial public offering, and debt borrowings, including borrowings made under our credit agreement. As of March 31, 2024, we had cash and cash equivalents of $436.3 million.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$392,779	$288,662
Net cash used in investing activities	$(31,635)	$(12,975)
Net cash used in financing activities	$(424,612)	$(111,415)
Operating Activities
Net cash provided by operating activities was $392.8 million for the three months ended March 31, 2024, primarily consisting of $236.2 million of net income, adjusted for certain non-cash items, which included $112.7 million of amortization, depreciation, and write-offs and $95.3 million of stock-based compensation expense, partially offset by a net increase in operating assets and liabilities of $59.9 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable and a decrease in accrued liabilities, partially offset by higher accounts payable and lower prepaid expenses and other assets.
Net cash provided by operating activities was $288.7 million for the three months ended March 31, 2023, primarily consisting of a $4.5 million net loss, adjusted for certain non-cash items, which included $128.2 million of amortization, depreciation, and write-offs, $83.0 million of stock-based compensation expense, $3.5 million of change in operating right of use assets, $3.3 million of amortization of debt issuance costs and discount, and $2.3 million of net unrealized losses from fair value remeasurements, partially offset by a net increase in operating assets and liabilities of $72.9 million. The net increase in the operating assets and liabilities was primarily driven by a decrease in accounts receivable and increases in accounts payable, accrued and other liabilities and deferred revenue.
Investing Activities
Net cash used in investing activities was $31.6 million for the three months ended March 31, 2024, primarily consisting of $28.3 million in purchases of non-marketable equity securities and $2.5 million in capitalized software development costs.
Net cash used in investing activities was $13.0 million for the three months ended March 31, 2023, primarily consisting of $16.8 million in purchases of non-marketable equity securities, and $2.2 million related to asset acquisitions, partially offset by $8.3 million in proceeds from the sale of assets.

Financing Activities
Net cash used in financing activities was $424.6 million for the three months ended March 31, 2024, primarily consisting of repurchases of stock under our share repurchase program of $752.2 million and payments for withholding taxes related to the net share settlement of restricted stock units of $80.1 million, partially offset by proceeds from issuance of debt of $1,072.3 million net of principal repayments of debt of $669.0 million and $9.8 million in proceeds from the exercise of stock options.
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
Share Repurchase Program
During the three months ended March 31, 2024, we repurchased 13,466,397 shares of Class A common stock for an aggregate amount, including commissions and fees, of $752.2 million. For additional information, see Note 6 – Equity and Note 12 – Related Party Transactions of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”), which provides for senior secured term loans and a revolving credit facility.
In March 2024, we entered into Amendment No. 10 to the Credit Agreement which reduces the interest rate margin from 3.1% to 2.5% with respect to SOFR loans (or from 2.0% to 1.5% with respect to base rate loans). In connection with the amendment, we increased the aggregate principal amount of the 2030 Term Loan to $2.09 billion and reduced the aggregate principal amount of the 2028 Term Loan to $1.46 billion. The other material terms of the Credit Agreement remain unchanged.
In March 2024, we drew down an additional $418.7 million from the revolving credit facility to fund certain repurchases under the Company's share repurchase program. As of March 31, 2024, the entire outstanding amount under the revolving credit facility of $603.7 million was repaid in full. KKR Corporate Lending (CA) LLC, an affiliate of KKR Denali Holdings L.P. (“KKR Denali”) which owns more than 10% of the Company's voting interests, has provided revolving credit commitments in the amount of $15.0 million under our revolving credit facility.
There were no other material changes to our debt and the related Credit Agreement since December 31, 2023.
Contractual Obligations
In February 2024, we entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop. The first financing tranche closed in February 2024, in which we invested $10.0 million. The closing of the second tranche was contingent upon certain conditions, which were satisfied as of March 31, 2024. As a result, we had a commitment to participate in the second tranche of the Series C preferred stock financing of Humans, Inc. for $40.0 million as of March 31, 2024.
Except for the transaction described above and scheduled payments from the ongoing business, there were no other material changes to our commitments under contractual obligations since December 31, 2023.
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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•liability for content that is distributed through our advertising that is served through our Software Platform or Apps;
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
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, that limits cross-site tracking by restricting website access to third-party cookies by default and has announced its plans to phase out support for third-party cookies. Additionally, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving ads to users in the EEA or the UK. According to Google, if publishers do not adopt a Google-certified CMP, only limited ads will be eligible to serve in the EEA and UK. To adapt to these changes, we released the MAX SDK version 12.0.0. to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google may adversely affect our business, financial condition, and results of operations.
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
•government actions or legislative, regulatory, or other legal developments relating to AI or advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;
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
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of our users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. During periods of macroeconomic uncertainty, levels of advertising and discretionary spending have historically decreased and are likely to decrease and therefore this competition may intensify, which has at times harmed and may in the future harm our revenue. In addition, non-

game applications for mobile devices, such as social media and messaging, television, movies, music, dating, and sports, have become increasingly popular, making the overall mobile app ecosystem highly fragmented and making it more difficult for any mobile app to differentiate itself. To the extent we explore new business opportunities in the mobile app ecosystem or otherwise, we may also compete with established businesses with more experience in such areas. Our future growth depends in part on the overall health of the mobile app ecosystem and in particular, mobile gaming. Increasing competition could result in decreases in our App users, increased user acquisition costs, lower engagement with our Apps, and loss of key personnel, all of which could adversely affect our business, financial condition, or results of operations.
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
While not currently material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to international conflicts around, the world, such as in Ukraine and the Middle East, as well as, tension between the United States and China, including but not limited to, risks related to cybersecurity, sanctions, regulatory changes, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments in these and other international regions, our business, financial condition, and results of operations could be adversely affected.
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
•compliance with applicable foreign laws and regulations, including anti-bribery laws, privacy laws, AI laws, and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to IAPs in free-to-play games that are directed toward children 16 and under);
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
•declining employee morale and retention issues resulting from changes in compensation or benefits, or changes in management, reporting relationships, or future performance;
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the three months ended March 31, 2024, three games, Wordscapes, Project Makeover, and Cash Tornado Slots, collectively represented approximately 13% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on our ability to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
The failure of these third parties to provide or maintain adequate services and technologies could result in a disruption to our business operations. Further, disruptions in the mobile application industry or financial markets, economic downturns, and poor business decisions may adversely affect our partners and may increase their propensity to engage in fraud or other unlawful activity which could harm our business or reputation, and they may not be able to honor their obligations to us, or we may cease our arrangements with them.
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new

SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses required to replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the “UK Extension”), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF and the UK Extension, may rely upon the UK Extension as a means to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S. pending an adequacy determination by the Swiss Federal Data Protection and Information Commissioner, entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF has faced legal challenge, and it and the Swiss-U.S. DPF and UK Extension may be subject to further legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may also be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for users residing in the state, including a private right of action for data breaches. The CPRA was approved by California voters in November 2020, went into effect on January 1, 2023, and significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states are considering, and in some cases have enacted, comprehensive privacy legislation, some of which provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. For example, several states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which contain obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. The U.S. federal government is also contemplating federal privacy legislation. Our efforts to comply with existing and future legal requirements have required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.
Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA, as amended and supplemented by the CPRA, requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. California also has enacted the California Age-Appropriate Design Code Act (“ADCA”), which is effective as of July 1, 2024. The ADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. Although we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
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
We and our employees, third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees, third-party business partners, representatives, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees, third-party business partners, representatives, and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Any allegations or violations of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or disbarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement of profits, other sanctions and remedial measures, and prohibitions on the conduct of our business, any of which could adversely affect our reputation, business, financial condition, and results of operations. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Further, beginning in 2022, the 2017 Tax Act requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently U.S. research and experimental expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023.The Inflation Reduction Act of 2022 (the "IRA"), enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The IRA also imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. Finally, many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have proposed or enacted changes to existing tax laws or new laws that could impact our tax obligations. For example, the Council of the European Union has adopted the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions, effective for fiscal years beginning on or after December 31, 2023. Some of these or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of controls and we may discover deficiencies. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely cause the market price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial condition, and results of operations and could cause the market price of our Class A common stock to decline.

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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2030. As of March 31, 2024, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.53 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our former President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2024, the Voting Agreement Parties collectively held approximately 81% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
We are considered a “controlled company” within the meaning of the Nasdaq corporate governance requirements, and, as a result, we qualify for exemptions from certain corporate governance requirements.
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
We do not currently avail ourselves of any of these corporate governance accommodations, though we may do so in the future. In the event that we cease to be a “controlled company” and our Class A common stock continues to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods.
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
In February 2022, we announced that our board of directors authorized the repurchase of up to $750.0 million of our Class A common stock over time. In May 2023, we authorized an increase to the repurchase program of $296.0 million, in August 2023, we authorized an additional increase to the repurchase program of $447.6 million, and in February 2024, we authorized an additional increase to the repurchase program of $1.250 billion. As of March 31, 2024, $500.0 million of Class A common stock was available for repurchase under our share repurchase program. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended March 31, 2024, we issued 53,980 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31	—	$—	—	$2
February 1 - 29	—	$—	—	$1,252
March 1 - 31	13,466	$57.60	13,466	$500
Total	13,466		13,466

(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In May 2023, our board of directors authorized an increase to the repurchase program of $296.0 million. In August 2023, our board of directors authorized an additional increase to the repurchase program of $447.6 million. In February 2024, the Company's Board authorized an increase to the repurchase program of $1.250 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 6 - Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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
On March 14, 2024, Alyssa Harvey Dawson, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan providing for the potential sale of up to an aggregate of 8,871 shares of our Class A common stock. The trading plan is scheduled to be effective until May 31, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On March 14, 2024, Eduardo Vivas, a member of our Board of Directors, Vivas Family Trust U/A/D 10/26/2020, Arutyunyan Family Trust U/A/D 12/1/20 and La Familia VI, entered into a Rule 10b5-1 trading plan providing for the potential sale of up to an aggregate of (i) 1,875,000 shares of our Class A common stock held by Mr. Vivas personally, (ii) 31,875 shares of our Class A common stock held by Vivas Family Trust U/A/D 10/26/2020, (iii) 27,188 shares of our Class A common stock held by Arutyunyan Family Trust U/A/D 12/1/20, and (iv) 5,625 shares of our Class A common stock held by La Familia V. The trading plan is scheduled to be effective until June 13, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On March 14, 2024, Victoria Valenzuela, our Chief Legal Officer, entered into a Rule 10b5-1 trading plan providing for the potential sale of up to an aggregate of 200,000 shares of our Class A common stock held by Ms. Valenzuela and up to 110,029 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela, net of shares withheld for taxes. The trading plan is scheduled to be effective until December 31, 2024, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). A prior disclosure reported that Ms. Valenzuela entered into a Rule 10b5-1 trading plan on September 11, 2023. That disclosure mistakenly reported that the scheduled plan end date of the September 11, 2023 trading plan was May 31, 2025. By its terms the September 11, 2023 trading plan has an end date of May 31, 2024.
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
10.1*
Amendment No. 10 to Credit Agreement, by and between the registrant, the lenders from time to time thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties thereto, dated March 14, 2024.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Refiling to correct Schedule 1 attached to the document previously filed as Exhibit 10.1 to the Form 8-K filed by the Company with Securities and Exchange Commission on March 14, 2024.

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

APPLOVIN CORPORATION

Date: May 8, 2024	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)