Form 10-Q
period 2024-06-30
AppLovin Corp
filed 2024-08-07
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, the number of shares of the registrant’s Class A common stock outstanding was 297,055,766 and the number of shares of the registrant’s Class B common stock outstanding was 37,192,821.

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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$460,449	$502,152
Accounts receivable, net	1,074,342	953,810
Prepaid expenses and other current assets	125,479	160,201
Total current assets	1,660,270	1,616,163
Property and equipment, net	169,209	173,331
Goodwill	1,821,913	1,842,850
Intangible assets, net	1,101,935	1,292,635
Other assets	516,139	434,208
Total assets	$5,269,466	$5,359,187
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$387,507	$371,702
Accrued and other current liabilities	232,334	278,861
Short-term debt	35,563	215,000
Deferred revenue	74,187	78,559
Total current liabilities	729,591	944,122
Long-term debt	3,482,166	2,905,906
Other non-current liabilities	242,873	252,830
Total liabilities	4,454,630	4,102,858
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 334,168,646 (Class A 296,975,825 and Class B 37,192,821) and 339,886,712 (Class A 268,774,090 and Class B 71,112,622) shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	1,172,290	2,134,581
Accumulated other comprehensive loss	(90,628)	(65,274)
Accumulated deficit	(266,837)	(812,989)
Total stockholders’ equity	814,836	1,256,329
Total liabilities and stockholders’ equity	$5,269,466	$5,359,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,080,119	$750,165	$2,138,234	$1,465,570
Costs and expenses:
Cost of revenue	282,547	258,575	576,695	520,535
Sales and marketing	202,107	192,427	428,794	395,403
Research and development	163,896	137,424	319,219	282,275
General and administrative	40,583	30,411	82,981	74,982
Total costs and expenses	689,133	618,837	1,407,689	1,273,195
Income from operations	390,986	131,328	730,545	192,375
Other income (expense):
Interest expense	(74,666)	(50,987)	(148,848)	(125,498)
Other income, net	8,947	15,461	11,515	25,572
Total other expense, net	(65,719)	(35,526)	(137,333)	(99,926)
Income before income taxes	325,267	95,802	593,212	92,449
Provision for income taxes	15,298	15,445	47,060	16,610
Net income	309,969	80,357	546,152	75,839
Less: Net income attributable to participating securities	$79	$318	$1,752	$299
Net income attributable to common stock—Basic	$309,890	$80,039	$544,400	$75,540
Net income attributable to common stock—Diluted	$309,893	$80,047	$544,463	$75,547
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.92	$0.22	$1.62	$0.21
Diluted	$0.89	$0.22	$1.56	$0.20
Weighted average common shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	335,681,788	356,957,059	335,785,864	365,013,736
Diluted	347,964,201	366,340,275	348,327,848	373,022,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$309,969	$80,357	$546,152	$75,839
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(6,732)	(3,154)	(25,354)	6,852
Other comprehensive income (loss), net of tax	(6,732)	(3,154)	(25,354)	6,852
Comprehensive income	$303,237	$77,203	$520,798	$82,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	339,886,712	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	3,936,518	—	23,429	—	—	23,429
Shares withheld related to net share settlement of equity awards	(1,397,947)	—	(80,144)	—	—	(80,144)
Repurchase of Class A common stock	(13,466,397)	—	(752,224)	—	—	(752,224)
Stock-based compensation	—	—	95,253	—	—	95,253
Other comprehensive loss, net of tax	—	—	—	(18,622)	—	(18,622)
Net income	—	—	—	—	236,183	236,183
Balance as of March 31, 2024	328,958,886	$11	$1,420,895	$(83,896)	$(576,806)	$760,204
Stock issued in connection with equity awards	9,435,913	—	9,377	—	—	9,377
Shares withheld related to net share settlement of equity awards	(4,226,153)	—	(356,336)	—	—	(356,336)
Stock-based compensation	—	—	98,354	—	—	98,354
Other comprehensive loss, net of tax	—	—	—	(6,732)	—	(6,732)
Net income	—	—	—	—	309,969	309,969
Balance as of June 30, 2024	334,168,646	$11	$1,172,290	$(90,628)	$(266,837)	$814,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	4,061,015	—	2,974	—	—	2,974
Shares withheld related to net share settlement of equity awards	(1,281,849)	—	(19,167)	—	—	(19,167)
Repurchase of Class A common stock	(5,396,617)	—	(76,358)	—	—	(76,358)
Stock-based compensation	—	—	82,966	—	—	82,966
Other comprehensive income, net of tax	—	—	—	10,006	—	10,006
Net loss	—	—	—	—	(4,518)	(4,518)
Balance as of March 31, 2023	371,256,232	$11	$3,146,163	$(73,376)	$(1,174,218)	$1,898,580
Stock issued in connection with equity awards	4,227,973	—	5,748	—	—	5,748
Shares withheld related to net share settlement of equity awards	(1,503,757)	—	(37,436)	—	—	(37,436)
Repurchase of Class A common stock	(25,483,835)	—	(503,448)	—	—	(503,448)
Stock-based compensation	—	—	76,753	—	—	76,753
Other comprehensive loss, net of tax	—	—	—	(3,154)	—	(3,154)
Net income	—	—	—	—	80,357	80,357
Balance as of June 30, 2023	348,496,613	$11	$2,687,780	$(76,530)	$(1,093,861)	$1,517,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$546,152	$75,839
Adjustments to reconcile net income to operating activities:
Amortization, depreciation and write-offs	221,208	248,100
Stock-based compensation	193,977	164,219
Other	10,300	12,459
Changes in operating assets and liabilities:
Accounts receivable	(125,185)	33,271
Prepaid expenses and other assets	26,161	(5,128)
Accounts payable	15,453	(12,265)
Accrued and other liabilities	(40,760)	1,961
Net cash provided by operating activities	847,306	518,456
Investing Activities
Purchase of non-marketable equity securities	(76,333)	(16,834)
Acquisition of intangible assets	(15,089)	(38,356)
Other investing activities	(8,569)	(2)
Net cash used in investing activities	(99,991)	(55,192)
Financing Activities
Repurchases of stock	(752,224)	(572,101)
Principal repayments of debt	(677,863)	(16,656)
Payment of withholding taxes related to net share settlement of equity awards	(436,480)	(56,603)
Payments of licensed asset obligation	—	(15,254)
Proceeds from issuance of debt	1,072,330	—
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	19,098	8,606
Other financing activities	(10,473)	(16,105)
Net cash used in financing activities	(785,612)	(668,113)
Effect of foreign exchange rate on cash and cash equivalents	(3,406)	592
Net decrease in cash and cash equivalents	(41,703)	(204,257)
Cash and cash equivalents at beginning of the period	502,152	1,080,484
Cash and cash equivalents at end of the period	$460,449	$876,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired in exchange for lease obligations	$12,568	$49,565
Acquisitions not yet paid	$451	$7,463
Repurchase of common stock included in accrued liabilities	$—	$7,705
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$144,986	$118,948
Cash paid for income taxes, net of refunds	$32,764	$6,808

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2024. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period.
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
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to fair values of assets and liabilities acquired through acquisitions, useful lives of intangible assets and property and equipment, expected period of consumption of virtual goods, income and indirect taxes, contingent liabilities, evaluation of recoverability of intangible assets and other long-lived assets, goodwill impairment, stock-based compensation, fair value of derivatives and other financial instruments. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
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
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software Platform Revenue	$711,015	$406,063	$1,389,385	$760,821
In-App Purchase Revenue	250,570	233,625	509,766	484,953
In-App Advertising Revenue	118,534	110,477	239,083	219,796
Total Apps Revenue	369,104	344,102	748,849	704,749
Total Revenue	$1,080,119	$750,165	$2,138,234	$1,465,570
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$631,503	$453,720	$1,266,107	$893,039
Rest of the World	448,616	296,445	872,127	572,531
Total Revenue	$1,080,119	$750,165	$2,138,234	$1,465,570
Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the three months ended June 30, 2024 and 2023, the Company recognized $41.8 million and $44.8 million of revenue that was included in deferred revenue as of March 31, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $69.5 million and $58.8 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.
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

3. Financial Instruments and Fair Value Measurements
The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

			As of June 30, 2024
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,389	$1,389	$—	$—
Total financial assets		$1,389	$1,389	$—	$—

			As of December 31, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,352	$1,352	$—	$—
Total financial assets		$1,352	$1,352	$—	$—
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
In June 2023, the Company settled the March 2023 interest rate swaps with the counterparties and received $12.2 million. The net cash proceeds received from the settlement of the interest rate swaps are presented in net cash provided by operating activities and the supplemental disclosure of cash paid for interest, net in the Company's condensed consolidated statement of cash flows. The remaining interest rate swap matured on October 31, 2023. In relation to these interest rate swaps, the Company recorded a net gain of $21.4 million and $15.7 million during the three and six months ended June 30, 2023, respectively.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $78.0 million and $56.7 million as of June 30, 2024 and December 31, 2023, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $78.0 million and the unfunded commitments of $22.2 million as of June 30, 2024.
During the three and six months ended June 30, 2024, the Company made total capital contributions of nil and $18.3 million, respectively, related to these investments. The unrealized gains related to these investments were not material for the three and six months ended June 30, 2024 and 2023, respectively.
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

In February 2024, the Company entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"), of which $10.0 million was closed in February 2024 and the remaining $40.0 million was closed in April 2024. In February 2024, the Company also entered into an arm's length commercial agreement with Flip Shop related to its use of the Company's AXON technology under a revenue share model.
In the second quarter of 2024, the Company purchased certain additional non-marketable equity securities for a total of $8.0 million.
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company's non-marketable equity securities were $68.1 million and $10.1 million, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets.
4. Commitments and Contingencies
Commitments
As of June 30, 2024, the Company's non-cancelable minimum purchase commitments consisted primarily of a certain arrangement related to cloud platform services. In May 2022, the Company entered into a new order form under an existing master agreement that required the Company to purchase a minimum of $550.0 million of cloud services through May 2025. During the six months ended June 30, 2024, the Company made payments of $174.6 million under this arrangement, with a remaining unpaid commitment of $48.9 million as of June 30, 2024. In addition, the Company had total unfunded commitments of $22.2 million related to investments in certain private equity funds. For additional information, see Note 3 – Financial Instruments and Fair Value Measurements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of June 30, 2024 and December 31, 2023, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $6.3 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
5. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2023	$1,497,109	$345,741	$1,842,850
Foreign currency translation	(20,937)	—	(20,937)
June 30, 2024	$1,476,172	$345,741	$1,821,913
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of June 30, 2024			As of December 31, 2023
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Apps	3.5	$1,829,142	$(1,295,431)	$533,711	$1,818,907	$(1,152,611)	$666,296
Customer relationships	7.8	515,004	(136,221)	378,783	519,175	(111,374)	407,801
User base	1.8	68,817	(51,750)	17,067	68,817	(46,874)	21,943
License asset	1.5	60,707	(38,054)	22,653	59,207	(31,003)	28,204
Developed technology	3.1	206,024	(104,876)	101,148	207,900	(88,716)	119,184
Other	3.2	75,278	(26,705)	48,573	71,196	(21,989)	49,207
Total intangible assets		$2,754,972	$(1,653,037)	$1,101,935	$2,745,202	$(1,452,567)	$1,292,635
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$83,672	$96,138	$171,814	$194,782
Sales and marketing	16,802	16,780	33,621	33,568
Total	$100,474	$112,918	$205,435	$228,350
6. Equity
In February 2022, the Company's Board authorized the repurchase of up to $750.0 million of the Company’s Class A common stock. In May and August 2023, the Company's Board authorized increases to the repurchase program of $296.0 million and $447.6 million, respectively. In February 2024, the Company's Board authorized an additional increase of $1.25 billion to the repurchase program.
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
During the six months ended June 30, 2024 and 2023, the Company repurchased 13,466,397 and 30,880,452 shares of Class A common stock for an aggregate amount, including commissions and fees, of $752.2 million and $579.8 million, respectively. As of June 30, 2024, $500.0 million remains available of the authorized amount under the repurchase program.
During the three and six months ended June 30, 2024, 17,850,000 and 33,919,801 shares of Class B common stock were converted to Class A common stock, respectively.
7. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan (the "ESPP").
In February 2024, the Company settled a liability of $15.7 million related to certain Wurl performance-based incentive plan through the issuance of 346,836 shares of the Company's Class A common stock under the 2021 Plan and $2.1 million in cash.
In March 2024, 3,416,490 performance-based restricted stock units ("PSUs") under the 2021 Plan vested upon the achievement of the stock price target of $46.75 per share, resulting in a stock-based compensation expense of $17.9 million recorded during the three months ended March 31, 2024.
In April and June 2024, 3,416,490 and 3,416,490 PSUs under the 2021 Plan, respectively, vested upon the achievement of their respective stock price targets of $57.50 and $68.25 per share, resulting in a total stock-based compensation expense of $28.9 million recorded during the three months ended June 30, 2024.
During the six months ended June 30, 2024 the Company granted 164,207 restricted stock units ("RSUs") to certain employees under the 2021 Plan at a weighted average grant date fair value of $59.52 per share. These awards vest based on a service condition that is satisfied generally over one year.
During the three months ended June 30, 2024, 226,066 shares of Class A common stock were purchased under the ESPP.
Stock-based compensation expense is attributed to the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,322	$1,317	$2,790	$2,633
Sales and marketing	23,485	19,413	45,448	36,096
Research and development	61,819	55,946	121,265	105,875
General and administrative	12,098	4,577	24,474	19,615
Total	$98,724	$81,253	$193,977	$164,219
8. Earnings Per Share
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS
Numerator:
Net income attributable to AppLovin	$309,969	$80,357	$546,152	$75,839
Less:
Income attributable to options exercised by promissory notes	(79)	(314)	(911)	(290)
Income attributable to common stock subject to share repurchase agreements	—	—	(840)	—
Income attributable to unvested early exercised options	—	(4)	(1)	(9)
Net income attributable to Class A and Class B common stockholders—Basic	$309,890	$80,039	$544,400	$75,540
Denominator:
Weighted-average shares used in computing net income per share—Basic	335,681,788	356,957,059	335,785,864	365,013,736
Net income per share attributable to common stock—Basic	$0.92	$0.22	$1.62	$0.21
Diluted EPS
Numerator:
Net income attributable to AppLovin	309,969	80,357	546,152	75,839
Less:
Income attributable to options exercised by promissory notes	(76)	(306)	(878)	(284)
Income attributable to common stock subject to share repurchase agreements	—	—	(810)	—
Income attributable to unvested early exercised options	—	(4)	(1)	(8)
Net income attributable to Class A and Class B common stockholders—Diluted	$309,893	$80,047	$544,463	$75,547
Denominator:
Weighted-average shares used in computing net income per share—Basic	335,681,788	356,957,059	335,785,864	365,013,736
Weighted-average dilutive stock awards	12,282,413	9,383,216	12,541,984	8,008,464
Weighted-average shares used in computing net income per share—Diluted	347,964,201	366,340,275	348,327,848	373,022,200
Net income per share attributable to common stock—Diluted	$0.89	$0.22	$1.56	$0.20
The following table presents the forms of antidilutive potential common shares:

	As of June 30,
	2024	2023
Stock options exercised for promissory notes	85,000	1,399,999
Early exercised stock options	—	8,324
Stock options	—	955,658
Unvested RSUs	347,627	5,547,615
ESPP	43,712	750,149
Total antidilutive potential common shares	476,339	8,661,745
The table above excludes any unvested PSUs since the related market conditions had not been met as of June 30, 2024.

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
During the six months ended June 30, 2024, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
10. Segments
The Company determines its operating segments based on how its chief operating decision maker (“CODM”), the Chief Executive Officer, manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company's two operating and reportable segments are as follows:
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
The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Software Platform	$711,015	$406,063	$1,389,385	$760,821
Apps	369,104	344,102	748,849	704,749
Total Revenue	$1,080,119	$750,165	$2,138,234	$1,465,570

Segment Adjusted EBITDA:
Software Platform	$520,482	$272,886	$1,012,502	$491,580
Apps	80,712	60,628	137,463	115,632
Total Segment Adjusted EBITDA	$601,194	$333,514	$1,149,965	$607,212

Interest expense	$(74,666)	$(50,987)	$(148,848)	$(125,498)
Other income, net	9,241	15,817	12,638	25,588
Amortization, depreciation and write-offs	(108,541)	(119,892)	(221,208)	(248,100)
Loss on disposal of long-lived assets	—	—	(1,646)	—
Non-operating foreign exchange gain (loss)	330	(126)	224	546
Stock-based compensation	(98,724)	(81,253)	(193,977)	(164,219)
Transaction-related expense	(485)	(247)	(854)	(764)
Restructuring costs	(3,082)	(1,024)	(3,082)	(2,316)
Income before income taxes	$325,267	$95,802	$593,212	$92,449

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
The transaction was assessed at the syndicated lender level and was accounted for primarily as a debt modification. The Company expensed $6.2 million of third-party costs incurred with the amendment in other income, net in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2024. Fees paid to the lenders in connection with the amendment were recorded as an additional debt discount and are amortized to interest expense over the remaining term, together with unamortized original debt issuance costs and discount, using the effective interest method.
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
On February 14, 2024, the Company entered into certain investment and arm's length commercial agreements with Humans, Inc. See Note 3 - Financial Instruments and Fair Value Measurements for additional information. Eduardo Vivas, a member the Company's board of directors, serves as the Chief Operating Officer of Humans, Inc., and a member of its board of directors.
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
The Company had no other material related party transactions for the three and six months ended June 30, 2024 and 2023.

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
For the three months ended June 30, 2024, our revenue increased 44% year-over-year to $1.08 billion, from $750.2 million in the three months ended June 30, 2023. We generated net income of $310.0 million and $80.4 million for the three months ended June 30, 2024 and 2023, respectively. We generated Adjusted EBITDA of $601.2 million and $333.5 million for the three months ended June 30, 2024 and 2023, respectively. Additionally, our net cash provided by operating activities was $847.3 million and $518.5 million in the six months ended June 30, 2024 and 2023, respectively. We generated Free Cash Flow of $833.1 million and $503.7 million for the six months ended June 30, 2024 and 2023, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” below for definitions of our non-GAAP financial measures and reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to these measures.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended June 30, 2024, Software Platform Revenue represented 66% of total revenue and Apps Revenue represented 34% of total revenue.
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
Software Platform clients use MAX to optimize purchases of app advertising inventory. The MAX tool provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more advertising networks move to in-app real-time bidding, we expect growth in the adoption of, and revenue from, MAX.
Software Platform clients use Adjust's measurement and analytics marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Software Platform clients use Wurl's connected TV ("CTV") platform to distribute streaming video, maximize advertising revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, typically on a usage-based model.
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase ("IAP") and when clients purchase the digital advertising inventory of our portfolio of Apps ("IAA"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 68% of total Apps Revenue for the three months ended June 30, 2024.
During the three months ended June 30, 2024, we had an average of 1.6 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $52. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 32% of total Apps Revenue for the three months ended June 30, 2024.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. We estimate that our counted MAPs generated substantially all of our IAP Revenue during the three months ended June 30, 2024, and as such, management believes that MAPs is a useful metric to measure the engagement and monetization potential of our games.
Average Revenue Per Monthly Active Payer ("ARPMAP"). We define ARPMAP as (i) the total IAP Revenue derived from our Apps in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Monthly Active Payers (millions)	1.6	1.7
Average Revenue Per Monthly Active Payer	$52	$46
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income before interest expense, other income, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, transaction-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, impairment and (gain) loss in connection with the disposal of long-lived assets, non-operating foreign exchange (gain) losses, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands. except percentages)		(in thousands. except percentages)
Revenue	$1,080,119	$750,165	$2,138,234	$1,465,570
Net income	$309,969	$80,357	$546,152	$75,839
Net Margin	28.7%	10.7%	25.5%	5.2%
Adjusted as follows:
Interest expense	74,666	50,987	148,848	125,498
Other income, net	(9,241)	(15,817)	(12,638)	(25,588)
Provision for income taxes	15,298	15,445	47,060	16,610
Amortization, depreciation and write-offs	108,541	119,892	221,208	248,100
Loss on disposal of long lived assets	—	—	1,646	—
Non-operating foreign exchange (gain) loss	(330)	126	(224)	(546)
Stock-based compensation	98,724	81,253	193,977	164,219
Transaction-related expense	485	247	854	764
Restructuring costs	3,082	1,024	3,082	2,316
Adjusted EBITDA	$601,194	$333,514	$1,149,965	$607,212
Adjusted EBITDA Margin	55.7%	44.5%	53.8%	41.4%
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
The following table provides our Free Cash Flow for the six months ended June 30, 2024 and 2023, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$847,306	$518,456
Less:
Purchase of property and equipment	(4,155)	(3,819)
Principal payments of finance leases	(10,048)	(10,915)
Free Cash Flow	$833,103	$503,722
Net cash used in investing activities	$(99,991)	$(55,192)
Net cash used in financing activities	$(785,612)	$(668,113)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Software Platform to enhance its effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our AI-powered advertising engine AXON, AppDiscovery, Adjust, and

MAX, will further improve effectiveness for advertisers. In addition, we plan to continue to invest in the self-learning capabilities of AXON. Our investments will also allow us to enter new verticals outside of gaming, such as eCommerce, CTV, original equipment manufacturer ("OEM"), and carrier-related markets. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. During the three months ended June 30, 2024, 43% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Software Platform are relevant to the broader advertising ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale.
Continued execution of strategic partnerships
We continue to explore strategic partnership opportunities related to our Software Platform, and the expansion of the markets it serves and we may from time to time evaluate strategic acquisitions and partnerships opportunistically. From the beginning of 2018 through June 30, 2024, we have invested approximately $4.1 billion in 33 strategic acquisitions and partnerships with mobile app developers and for technologies or relationships to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022. We believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app and advertising ecosystems
Our business and results of operations will be impacted by industry factors that drive the overall performance of the mobile app and advertising ecosystems. Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Software Platform to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app and advertising ecosystems. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In January 2024, Google commenced rolling out a Chrome feature, called Tracking Protection, which limits cross-site tracking. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area ("EEA") and UK, which requires, as of January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau’s (“IAB”) Transparency and Consent Framework when serving ads to users in the EEA or the UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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
General and administrative. General and administrative expenses consist primarily of costs incurred to support our business, including personnel-related expenses such as salaries, employee benefits, and stock-based compensation for employees engaged in finance, accounting, legal, human resources and administration, professional services fees for legal, accounting, recruiting, and administrative services (including transaction-related expenses), insurance, travel, and allocated facilities and information technology costs.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,080,119	$750,165	$2,138,234	$1,465,570
Costs and expenses:
Cost of revenue(1)(2)	282,547	258,575	576,695	520,535
Sales and marketing(1)(2)	202,107	192,427	428,794	395,403
Research and development(1)	163,896	137,424	319,219	282,275
General and administrative(1)	40,583	30,411	82,981	74,982
Total costs and expenses	689,133	618,837	1,407,689	1,273,195
Income from operations	390,986	131,328	730,545	192,375
Other income (expense):
Interest expense	(74,666)	(50,987)	(148,848)	(125,498)
Other income, net	8,947	15,461	11,515	25,572
Total other expense, net	(65,719)	(35,526)	(137,333)	(99,926)
Income before income taxes	325,267	95,802	593,212	92,449
Provision for income taxes	15,298	15,445	47,060	16,610
Net income	$309,969	$80,357	$546,152	$75,839
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,322	$1,317	$2,790	$2,633
Sales and marketing	23,485	19,413	45,448	36,096
Research and development	61,819	55,946	121,265	105,875
General and administrative	12,098	4,577	24,474	19,615
Total stock-based compensation	$98,724	$81,253	$193,977	$164,219
(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$83,672	$96,138	$171,814	$194,782
Sales and marketing	16,802	16,780	33,621	33,568
Total amortization expense related to acquired intangibles	$100,474	$112,918	$205,435	$228,350

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	26%	34%	27%	36%
Sales and marketing	19%	26%	20%	27%
Research and development	15%	18%	15%	19%
General and administrative	4%	4%	4%	5%
Total costs and expenses	64%	82%	66%	87%
Income from operations	36%	18%	34%	13%
Other income (expense):
Interest expense	(7)%	(7)%	(7)%	(9)%
Other income, net	1%	2%	1%	2%
Total other expense, net	(6)%	(5)%	(6)%	(7)%
Income before income taxes	30%	13%	28%	6%
Provision for income taxes	1%	2%	2%	1%
Net income	29%	11%	26%	5%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		2023 to 2024 % change	Six Months Ended June 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Software Platform Revenue	$711,015	$406,063	75%	$1,389,385	$760,821	83%
In-App Purchases Revenue	250,570	233,625	7%	509,766	484,953	5%
In-App Advertising Revenue	118,534	110,477	7%	239,083	219,796	9%
Total Apps Revenue	369,104	344,102	7%	748,849	704,749	6%
Total Revenue	$1,080,119	$750,165	44%	$2,138,234	$1,465,570	46%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
For the three months ended June 30, 2024, our Software Platform Revenue increased by $305.0 million, or 75%, compared to the same period in the prior year primarily due to improved AppDiscovery performance, where net revenue per installation increased 7% and the volume of installations increased 77%. We do not recognize Software Platform Revenue from transactions with our studios.
For the three months ended June 30, 2024, our Apps Revenue increased by $25.0 million, or 7%, from the prior year period, of which, our IAP Revenue from Apps increased by $16.9 million, or 7%, due primarily to a 3% increase in the volume of in-app purchases and a 4% increase in price per in-app purchase, and our IAA Revenue from Apps increased by $8.1 million, or 7%, due primarily to a 56% increase in the volume of advertising impressions, partially offset by a 31% decrease in price per advertising impression.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024, our Software Platform Revenue increased by $628.6 million, or 83%, compared to the same period in the prior year, due to improved AppDiscovery performance, where net revenue per installation increased 6% and the volume of installations increased 82%. We do not recognize Software Platform Revenue from transactions with our studios.

For the six months ended June 30, 2024, our Apps Revenue increased by $44.1 million, or 6%, from the prior year period, of which, our IAP Revenue from Apps increased by $24.8 million, or 5%, primarily due to a 4% increase in the volume of in-app purchases and a 1% increase in price per in-app purchase, and our IAA Revenue from Apps increased by $19.3 million, or 9%, due primarily to an 81% increase in the volume of advertising impressions, partially offset by a 40% decrease in price per advertising impression.
Cost of revenue

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Cost of revenue	$282,547	$258,575	9%	$576,695	$520,535	11%
Percentage of revenue	26%	34%		27%	36%
Cost of revenue in the three months ended June 30, 2024 increased by $24.0 million, or 9%, compared to the same period in the prior year, due primarily to an increase of $35.2 million in expenses associated with operating our network infrastructure driven by the growth in our Software Platform operations, offset by a decrease of $12.1 million in amortization of intangible assets resulting from the end of the useful life of certain intangible assets.
Cost of revenue in the six months ended June 30, 2024 increased by $56.2 million, or 11%, compared to the same period in the prior year, due primarily to an increase of $70.6 million in expenses associated with operating our network infrastructure driven by the growth in our Software Platform operations, offset by a decrease of $20.7 million in amortization of intangible assets resulting from the end of the useful life of certain intangible assets.
Sales and marketing

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Sales and marketing	$202,107	$192,427	5%	$428,794	$395,403	8%
Percentage of revenue	19%	26%		20%	27%
Sales and marketing expenses in the three months ended June 30, 2024 increased by $9.7 million, or 5%, compared to the same period in the prior year, due primarily to an increase of $12.4 million in personnel-related expenses primarily related to an increase in stock-based compensation expense and related payroll costs, partially offset by a decrease in user acquisition costs of $6.2 million.
Sales and marketing expenses in the six months ended June 30, 2024 increased by $33.4 million, or 8%, compared to the same period in the prior year, due primarily to an increase of $15.4 million in personnel-related expenses primarily related to an increase in stock-based compensation expense and related payroll costs, and an increase in user acquisition costs of $10.9 million.
Research and development

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Research and development	$163,896	$137,424	19%	$319,219	$282,275	13%
Percentage of revenue	15%	18%		15%	19%
Research and development expenses in the three months ended June 30, 2024 increased by $26.5 million, or 19%, compared to the same period in the prior year, due primarily to an increase of $20.3 million in personnel-related expenses related to an increase in stock-based compensation expense and related payroll costs, and an increase of $5.4 million in professional services costs related to development of new games by third parties.
Research and development expenses in the six months ended June 30, 2024 increased by $36.9 million, or 13%, compared to the same period in the prior year, primarily due to an increase of $38.3 million in personnel-related expenses primarily related to an increase in stock-based compensation expense and related payroll costs.

General and administrative

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
General and administrative	$40,583	$30,411	33%	$82,981	$74,982	11%
Percentage of revenue	4%	4%		4%	5%
General and administrative expenses in the three months ended June 30, 2024 increased by $10.2 million, or 33%, compared to the same period in the prior year, due primarily to an increase of $10.1 million in personnel-related expenses related to an increase in stock-based compensation expense.
General and administrative expenses in the six months ended June 30, 2024 increased by $8.0 million, or 11%, compared to the same period in the prior year, due primarily to an increase of $7.5 million in personnel-related expenses related to an increase in stock-based compensation expense.
Interest expense

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Interest expense	$(74,666)	$(50,987)	46%	$(148,848)	$(125,498)	19%
Percentage of revenue	(7)%	(7)%		(7)%	(9)%
In the three months ended June 30, 2024, interest expense increased by $23.7 million compared to the same period in the prior year, due primarily to a net gain of $21.4 million related to interest rate swaps in the prior year period.
In the six months ended June 30, 2024, interest expense increased by $23.4 million compared to the same period in the prior year, due primarily to a net gain of $15.7 million related to interest rate swaps in the prior year period, with the remaining increase driven primarily by an increase in debt outstanding.
Other income, net

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Other income, net	$8,947	$15,461	(42)%	$11,515	$25,572	(55)%
Percentage of revenue	1%	2%		1%	2%
In the three months ended June 30, 2024, other income, net decreased by $6.5 million, or 42%, compared to the same period in the prior year. The decrease was primarily due to a decrease in interest income of $6.0 million due to a reduction in cash and cash equivalents.
In the six months ended June 30, 2024, other income, net decreased by $14.1 million, or 55%, compared to the same period in the prior year. The decrease was primarily due to a decrease in interest income of $10.5 million due to a reduction in cash and cash equivalents and third-party costs of $6.7 million related to the modification of debt, offset by a prior year period impairment of non-marketable equity securities of $5.0 million.

Provision for Income Taxes

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Provision for income taxes	$15,298	$15,445	**	$47,060	$16,610	183%
Percentage of revenue	1%	2%		2%	1%

** Not meaningful
In the three months ended June 30, 2024, the provision for income taxes decreased by $0.1 million compared to the same period in the prior year. The decrease was primarily driven by higher stock-based compensation benefit, higher foreign tax credits generated, and foreign income taxed at different rates, partially offset by higher pre-tax income from business operations, higher global intangible low-taxed income, and lower foreign-derived intangible income deduction during the three months ended June 30, 2024.
In the six months ended June 30, 2024, the provision for income taxes increased by $30.5 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations and higher global intangible low-taxed income, partially offset by foreign income taxed at different rates, higher foreign tax credits generated, higher foreign-derived intangible income deduction, and higher stock-based compensation benefit during the six months ended June 30, 2024.
Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$520,482	$272,886	91%	$1,012,502	$491,580	106%
Apps Adjusted EBITDA	$80,712	$60,628	33%	$137,463	$115,632	19%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The $247.6 million, or 91%, increase in Software Platform Adjusted EBITDA for the three months ended June 30, 2024 was primarily driven by an increase in Software Platform revenue of $305.0 million, partially offset by an increase of $34.8 million in expenses associated with operating our network infrastructure driven by the growth in our operations and an increase of $16.1 million in personnel-related expenses.
The $20.1 million, or 33%, increase in Apps Adjusted EBITDA for the three months ended June 30, 2024 was primarily driven by an increase in Apps Revenue of $25.0 million and a decrease of $6.2 million in user acquisition costs, offset by an increase of $5.4 million in professional services costs related to development of new games by third parties.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The $520.9 million, or 106%, increase in Software Platform Adjusted EBITDA for the six months ended June 30, 2024 was primarily driven by an increase in Software Platform revenue of $628.6 million, partially offset by an increase of $70.4 million in expenses associated with operating our network infrastructure driven by the growth in our operations and an increase of $18.2 million in personnel-related expenses.
The $21.8 million, or 19%, increase in Apps Adjusted EBITDA for the six months ended June 30, 2024 was primarily driven by an increase in Apps Revenue of $44.1 million, partially offset by an increase of $10.9 million in user acquisition costs, an increase of $5.4 million in personnel-related costs, and an increase of $3.3 million in third-party payment processing fees related to in-app purchases.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform, advertising on our Apps, from IAPs from our Apps, through net proceeds we received from the sales of our convertible preferred stock, Class A common stock in our initial public offering, and debt borrowings, including borrowings made under our credit agreement. As of June 30, 2024, we had cash and cash equivalents of $460.4 million.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$847,306	$518,456
Net cash used in investing activities	$(99,991)	$(55,192)
Net cash used in financing activities	$(785,612)	$(668,113)
Operating Activities
Net cash provided by operating activities was $847.3 million for the six months ended June 30, 2024, primarily consisting of $546.2 million of net income, adjusted for certain non-cash items, which included $221.2 million of amortization, depreciation, and write-offs and $194.0 million of stock-based compensation expense, partially offset by a net increase in operating assets and liabilities of $124.3 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable and a decrease in accrued liabilities, partially offset by higher accounts payable and lower prepaid expenses and other assets.
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
Investing Activities
Net cash used in investing activities was $100.0 million for the six months ended June 30, 2024, primarily consisting of $76.3 million in purchases of non-marketable equity securities and $15.1 million related to earn-out payments for acquisitions of intangible assets.
Net cash used in investing activities was $55.2 million for the six months ended June 30, 2023, primarily consisting of $38.4 million related to earn-out payments associated with asset acquisitions and $16.8 million in purchases of non-marketable equity securities, partially offset by $8.3 million in proceeds from the sale of assets.
Financing Activities
Net cash used in financing activities was $785.6 million for the six months ended June 30, 2024, primarily consisting of repurchases of stock under our share repurchase program of $752.2 million, principal repayments of debt of $677.9 million, and payments for withholding taxes related to the net share settlement of equity awards of $436.5 million, partially offset by proceeds from issuance of debt of $1,072.3 million and $19.1 million in proceeds from the exercise of stock options and purchase of ESPP shares.
Net cash used in financing activities was $668.1 million for the six months ended June 30, 2023, primarily consisting of repurchases of stock under the repurchase program of $572.1 million, payments for withholding taxes related to the net share settlement of equity awards of $56.6 million, repayments of debt principal of $16.7 million, payments for license asset obligations of $15.3 million, and principal payments on finance leases of $10.9 million, partially offset by $8.6 million in proceeds from the exercise of stock options and purchase of ESPP shares.
Share Repurchase Program
During the six months ended June 30, 2024, we repurchased 13,466,397 shares of Class A common stock for an aggregate amount, including commissions and fees, of $752.2 million. For additional information, see Note 6 – Equity and Note 12 – Related Party Transactions of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Contractual Obligations
Except for scheduled payments from the ongoing business, there were no material changes to our commitments under contractual obligations since December 31, 2023.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2024, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Cyberattacks continue to evolve in sophistication and volume, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Software Platform or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of more employees working remotely. Our use of third-party systems designed to enable remote workforce operations introduces security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with international conflicts around the world, such as in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
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
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in data protection to combat misuse of our services and user data by third parties. As a result of these efforts, we anticipate that we will discover incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, in connection with such efforts or otherwise, whether owing to our data limitations, the scale of activity on our Software Platform, challenges related to our personnel working remotely, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use or other processing of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on- or offline or instances of spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
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
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, which limits cross-site tracking. Additionally, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving ads to users in the EEA or the UK. According to Google, if publishers do not adopt a Google-certified CMP, only limited ads will be eligible to serve in the EEA and UK. To adapt to these changes, we released the MAX SDK version 12.0.0. to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google may adversely affect our business, financial condition, and results of operations.
Distribution platform providers from time to time limit, suspend or discontinue access to their platforms in connection with violations, or perceived violations, of terms of service. In addition, any change or deterioration in our relationship with such distribution provider may impact our access to its platform. If one of our distribution platform partners were to limit or discontinue the distribution of our Apps on their platform, generally, or any of our more successful Apps individually, it may adversely affect our business, financial condition, and results of operations.
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
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard (which was acquired by Microsoft), Tencent, and Zynga (Take-Two Interactive), as well as other public and private companies. Many of these companies are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
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
Our reputation and ability to attract and retain our clients and users depends in part on the reliable performance of our Software Platform and Apps. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients and users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and revenue growth. Additionally, we rely on certain third-party providers for our increasing network capacity and computing power needs, and if we fail to properly anticipate our needs or secure sufficient capacity at a reasonable cost, our ability to scale and grow our business, or our profitability, could be negatively impacted. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
Our business is subject to global economic, market, public health, and geopolitical conditions as well as to natural disasters beyond our control and could adversely affect our revenue and results of operations.
General macroeconomic conditions, such as inflation, high interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as, friction between the United States and China, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Software Platform. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients, which in turn may harm our business, financial condition, and results of operations. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the advertising ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have a partner studio located in Belarus and we have employees located in Israel and as a result of the international conflict between Russia and Ukraine and in the Middle East, we have incurred and are likely to continue to incur costs to support our partner studio and employees and address related challenges. In addition, our management has spent time and attention on these and related events and will continue to monitor and assess the ongoing disruptions to our team members, our management, and our operations, each of which could potentially harm our business. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities.
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
We continue to optimize our Apps portfolio and its cost structure, focusing on identifying those assets which contribute value and how best to optimize each of those asset’s contribution to our overall financial performance. This review resulted in the divestiture or closure of certain studios, a reduction of headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved Apps Adjusted EBITDA margin compared to periods before such adjustments, but also contributed to a decline in Apps revenue and Monthly Active Payers ("MAPs") compared to periods before such adjustments. In addition, our strategic review and any restructuring actions may lead to claims being made on behalf of affected employees, which could result in complaints by current and former employees, adverse media coverage, investigations, and damages or penalties which could affect our reputation, business, and results of operations. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review, and we may incur near term impacts to our results of operations due to our strategic review. For example, in 2022 we incurred $127.9 million in impairment and loss in connection with the sale of certain assets resulting from our strategic review of the Apps portfolio. As a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock. If our strategic review does not result in our proposed outcomes or meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the six months ended June 30, 2024, two games, Wordscapes and Project Makeover, collectively represented approximately 10% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on our ability to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new

SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses required to replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced that they reached an agreement in principle on a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the “UK Extension”), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF and the UK Extension, may rely upon the UK Extension as a means to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S. pending an adequacy determination by the Swiss Federal Data Protection and Information Commissioner, entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF has faced legal challenge, and it and the Swiss-U.S. DPF and UK Extension may be subject to further legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may also be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to the GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Software Platform grows and evolves, including through the use of and integration of AI technologies, and our Software Platform and our Apps are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
In 2023, we completed an international restructuring that included the inter-entity license of certain intellectual property and other assets used in the business to our Singapore subsidiary. This structure may be challenged by tax authorities, and if such challenges are successful, the tax savings we expect to realize could be adversely affected. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure (such as the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions), if we do not operate our business consistent with the structure and applicable tax provisions , if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could materially and adversely affect our financial condition and results of operations.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2030. As of June 30, 2024, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.55 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our former President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2024, the Voting Agreement Parties collectively held approximately 73% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
In February 2022, we announced that our board of directors authorized the repurchase of up to $750.0 million of our Class A common stock over time. In May 2023, we authorized an increase to the repurchase program of $296.0 million, in August 2023, we authorized an additional increase to the repurchase program of $447.6 million, and in February 2024, we authorized an additional increase to the repurchase program of $1.25 billion. As of June 30, 2024, $500.0 million of Class A common stock was available for repurchase under our share repurchase program. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2024, we issued 43,661 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30	—	$—	—	$500
May 1 - 31	—	$—	—	$500
June 1 - 30	—	$—	—	$500
Total	—		—
(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In May 2023, our board of directors authorized an increase to the repurchase program of $296.0 million. In August 2023, our board of directors authorized an additional increase to the repurchase program of $447.6 million. In February 2024, the Company's Board authorized an increase to the repurchase program of $1.25 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 6 - Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On June 7, 2024, Vasily Shikin, our Chief Technology Officer, entered into a Rule 10b5-1 trading plan providing for the potential sale of up to an aggregate of 390,000 shares of our Class A common stock. The trading plan is scheduled to be effective until February 28, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	AppLovin Corporation 2021 Employee Stock Purchase Plan, as amended, and related form agreements.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: August 7, 2024	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)