Form 10-Q
period 2024-09-30
AppLovin Corp
filed 2024-11-06
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 298,667,774 and the number of shares of the registrant’s Class B common stock outstanding was 36,924,030.

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
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection and AI;
•our ability to attract and retain employees and key personnel;
•our expectations regarding the macroeconomic environment, inflation and high interest rates, uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world;
•our ability to successfully expand our AI capabilities to support the further development of our Software Platform, including our advertising recommendation engine, AXON;
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
•our ability to successfully expand into new markets;
•our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic acquisitions and partnerships;
•our expectations regarding new and evolving markets;
•our expectations and management of future growth;
•our expectations regarding our share repurchase program, including future amounts available for repurchase; and
•our ability to develop and protect our brand.
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$567,596	$502,152
Accounts receivable, net	1,187,431	953,810
Prepaid expenses and other current assets	120,393	160,201
Total current assets	1,875,420	1,616,163
Property and equipment, net	177,052	173,331
Goodwill	1,852,299	1,842,850
Intangible assets, net	1,023,643	1,292,635
Other assets	514,070	434,208
Total assets	$5,442,484	$5,359,187
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$427,817	$371,702
Accrued and other current liabilities	240,275	278,861
Short-term debt	35,563	215,000
Deferred revenue	75,881	78,559
Total current liabilities	779,536	944,122
Long-term debt	3,474,456	2,905,906
Other non-current liabilities	250,286	252,830
Total liabilities	4,504,278	4,102,858
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A and Class B Common Stock, $0.00003 par value—1,700,000,000 (Class A 1,500,000,000 and Class B 200,000,000) shares authorized, 335,481,141 (Class A 298,557,111 and Class B 36,924,030) and 339,886,712 (Class A 268,774,090 and Class B 71,112,622) shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	992,588	2,134,581
Accumulated other comprehensive loss	(54,393)	(65,274)
Retained Earnings (Accumulated deficit)	—	(812,989)
Total stockholders’ equity	938,206	1,256,329
Total liabilities and stockholders’ equity	$5,442,484	$5,359,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,198,235	$864,256	$3,336,469	$2,329,826
Costs and expenses:
Cost of revenue	269,659	265,049	846,354	785,584
Sales and marketing	205,753	212,352	634,547	607,755
Research and development	149,990	159,288	469,209	441,563
General and administrative	37,899	41,249	120,880	116,231
Total costs and expenses	663,301	677,938	2,070,990	1,951,133
Income from operations	534,934	186,318	1,265,479	378,693
Other income (expense):
Interest expense	(75,213)	(78,583)	(224,061)	(204,081)
Other income, net	7,948	1,490	19,463	27,062
Total other expense, net	(67,265)	(77,093)	(204,598)	(177,019)
Income before income taxes	467,669	109,225	1,060,881	201,674
Provision for income taxes	33,249	586	80,309	17,196
Net income	434,420	108,639	980,572	184,478
Less: Net income attributable to participating securities	$110	$804	$2,172	$963
Net income attributable to common stock—Basic	$434,310	$107,835	$978,400	$183,515
Net income attributable to common stock—Diluted	$434,314	$107,869	$978,475	$183,545
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.29	$0.32	$2.91	$0.51
Diluted	$1.25	$0.30	$2.81	$0.50
Weighted average common shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	336,931,269	341,435,759	336,167,052	357,009,609
Diluted	348,225,463	356,906,222	348,272,617	368,259,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$434,420	$108,639	$980,572	$184,478
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	36,235	(17,127)	10,881	(10,275)
Other comprehensive income (loss), net of tax	36,235	(17,127)	10,881	(10,275)
Comprehensive income	$470,655	$91,512	$991,453	$174,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2023	339,886,712	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	3,936,518	—	23,429	—	—	23,429
Shares withheld related to net share settlement of equity awards	(1,397,947)	—	(80,144)	—	—	(80,144)
Repurchase of Class A common stock	(13,466,397)	—	(752,224)	—	—	(752,224)
Stock-based compensation	—	—	95,253	—	—	95,253
Other comprehensive loss, net of tax	—	—	—	(18,622)	—	(18,622)
Net income	—	—	—	—	236,183	236,183
Balance as of March 31, 2024	328,958,886	$11	$1,420,895	$(83,896)	$(576,806)	$760,204
Stock issued in connection with equity awards	9,435,913	—	9,377	—	—	9,377
Shares withheld related to net share settlement of equity awards	(4,226,153)	—	(356,336)	—	—	(356,336)
Stock-based compensation	—	—	98,354	—	—	98,354
Other comprehensive loss, net of tax	—	—	—	(6,732)	—	(6,732)
Net income	—	—	—	—	309,969	309,969
Balance as of June 30, 2024	334,168,646	$11	$1,172,290	$(90,628)	$(266,837)	$814,836
Stock issued in connection with equity awards	6,326,502	—	9,747	—	—	9,747
Shares withheld related to net share settlement of equity awards	(2,398,996)	—	(207,962)	—	—	(207,962)
Repurchase of Class A common stock	(2,615,011)	—	(61,490)	—	(167,583)	(229,073)
Stock-based compensation	—	—	80,003	—	—	80,003
Other comprehensive income, net of tax	—	—	—	36,235	—	36,235
Net income	—	—	—	—	434,420	434,420
Balance as of September 30, 2024	335,481,141	$11	$992,588	$(54,393)	$—	$938,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2022	373,873,683	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	4,061,015	—	2,974	—	—	2,974
Shares withheld related to net share settlement of equity awards	(1,281,849)	—	(19,167)	—	—	(19,167)
Repurchase of Class A common stock	(5,396,617)	—	(76,358)	—	—	(76,358)
Stock-based compensation	—	—	82,966	—	—	82,966
Other comprehensive income, net of tax	—	—	—	10,006	—	10,006
Net loss	—	—	—	—	(4,518)	(4,518)
Balance as of March 31, 2023	371,256,232	$11	$3,146,163	$(73,376)	$(1,174,218)	$1,898,580
Stock issued in connection with equity awards	4,227,973	—	5,748	—	—	5,748
Shares withheld related to net share settlement of equity awards	(1,503,757)	—	(37,436)	—	—	(37,436)
Repurchase of Class A common stock	(25,483,835)	—	(503,448)			(503,448)
Stock-based compensation	—	—	76,753	—	—	76,753
Other comprehensive loss, net of tax	—	—	—	(3,154)	—	(3,154)
Net income	—	—	—	—	80,357	80,357
Balance as of June 30, 2023	348,496,613	$11	$2,687,780	$(76,530)	$(1,093,861)	$1,517,400
Stock issued in connection with equity awards	4,621,926	—	11,319	—	—	11,319
Shares withheld related to net share settlement of equity awards	(1,549,778)	—	(59,243)	—	—	(59,243)
Repurchase of Class A common stock	(15,784,833)	—	(573,787)	—	—	(573,787)
Stock-based compensation	—	—	108,589	—	—	108,589
Other comprehensive loss, net of tax	—	—	—	(17,127)	—	(17,127)
Net income	—	—	—	—	108,639	108,639
Balance as of September 30, 2023	335,783,928	$11	$2,174,658	$(93,657)	$(985,222)	$1,095,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$980,572	$184,478
Adjustments to reconcile net income to operating activities:
Amortization, depreciation and write-offs	320,843	369,897
Stock-based compensation	275,534	275,058
Other	17,229	21,826
Changes in operating assets and liabilities:
Accounts receivable	(237,530)	(146,796)
Prepaid expenses and other assets	33,199	(29,484)
Accounts payable	55,575	7,955
Accrued and other liabilities	(47,414)	34,588
Net cash provided by operating activities	1,398,008	717,522
Investing Activities
Purchase of non-marketable equity securities	(76,983)	(16,934)
Acquisition of intangible assets	(18,289)	(51,816)
Other investing activities	(11,115)	(2,275)
Net cash used in investing activities	(106,387)	(71,025)
Financing Activities
Repurchases of stock	(980,672)	(1,153,593)
Principal repayments of debt	(686,754)	(490,494)
Payment of withholding taxes related to net share settlement of equity awards	(644,442)	(115,846)
Payments of licensed asset obligation	—	(15,254)
Proceeds from issuance of debt	1,072,330	395,281
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	28,800	19,878
Other financing activities	(15,949)	(32,239)
Net cash used in financing activities	(1,226,687)	(1,392,267)
Effect of foreign exchange rate on cash and cash equivalents	510	(2,223)
Net increase (decrease) in cash and cash equivalents	65,444	(747,993)
Cash and cash equivalents at beginning of the period	502,152	1,080,484
Cash and cash equivalents at end of the period	$567,596	$332,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired in exchange for lease obligations	$24,527	$45,242
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$220,140	$184,600
Cash paid for income taxes, net of refunds	$61,825	$12,749

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2024. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period.
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
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software Platform Revenue	$835,186	$504,452	$2,224,571	$1,265,273
In-App Purchase Revenue	246,344	247,309	756,110	732,262
In-App Advertising Revenue	116,705	112,495	355,788	332,291
Total Apps Revenue	363,049	359,804	1,111,898	1,064,553
Total Revenue	$1,198,235	$864,256	$3,336,469	$2,329,826
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$657,778	$500,586	$1,923,885	$1,393,625
Rest of the World	540,457	363,670	1,412,584	936,201
Total Revenue	$1,198,235	$864,256	$3,336,469	$2,329,826
Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the three months ended September 30, 2024 and 2023, the Company recognized $41.6 million and $48.4 million of revenue that was included in deferred revenue as of June 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $76.2 million and $62.5 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.
Unsatisfied Performance Obligations
Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
3. Financial Instruments and Fair Value Measurements
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $78.9 million and $56.7 million as of September 30, 2024 and December 31, 2023, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $78.9 million and the unfunded commitments of $22.2 million as of September 30, 2024.
During the three and nine months ended September 30, 2024, the Company made total capital contributions of $0.7 million and $19.0 million, respectively, related to these investments. No material unrealized gain or loss was recorded related to these investments for the three and nine months ended September 30, 2024. The unrealized gains related to these investments were $2.3 million and $7.3 million for the three and nine months ended September 30, 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company's non-marketable equity securities were $68.1 million and $10.1 million, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets.
4. Commitments and Contingencies
Commitments
As of September 30, 2024, the Company's non-cancelable minimum purchase commitment was primarily related to a multi-year contractual arrangement with a cloud services provider. In August 2024, the Company amended its agreement with the cloud services provider. Under the amended agreement, the Company committed to spend a minimum of $1.26 billion over a three-year period. As of September 30, 2024, no payment had been made towards this commitment. In addition, the Company had total unfunded commitments of $22.2 million related to investments in certain private equity funds. For additional information, see Note 3 – Financial Instruments and Fair Value Measurements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of September 30, 2024 and December 31, 2023, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $6.3 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of September 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
5. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Software Platform	Apps	Total
December 31, 2023	$1,497,109	$345,741	$1,842,850
Foreign currency translation	9,449	—	9,449
September 30, 2024	$1,506,558	$345,741	$1,852,299
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (Years)	As of September 30, 2024			As of December 31, 2023
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Apps	3.4	$1,831,339	$(1,355,000)	$476,339	$1,818,907	$(1,152,611)	$666,296
Customer relationships	7.5	521,126	(150,870)	370,256	519,175	(111,374)	407,801
User base	1.5	68,817	(54,188)	14,629	68,817	(46,874)	21,943
License asset	1.3	60,707	(41,580)	19,127	59,207	(31,003)	28,204
Developed technology	2.9	208,798	(114,969)	93,829	207,900	(88,716)	119,184
Other	2.8	79,051	(29,588)	49,463	71,196	(21,989)	49,207
Total intangible assets		$2,769,838	$(1,746,195)	$1,023,643	$2,745,202	$(1,452,567)	$1,292,635
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$73,679	$93,398	$245,493	$288,180
Sales and marketing	16,851	16,829	50,472	50,397
Total	$90,530	$110,227	$295,965	$338,577

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
During the nine months ended September 30, 2024 and 2023, the Company repurchased and subsequently retired 16,081,408 and 46,665,285 shares of Class A common stock for an aggregate amount, including commissions and fees, of $981.3 million and $1,153.6 million, respectively. As of September 30, 2024, $271.0 million remains available of the authorized amount under the repurchase program.
During the three and nine months ended September 30, 2024, 268,791 and 34,188,592 shares of Class B common stock were converted to Class A common stock, respectively.
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
During the nine months ended September 30, 2024, 13,493,410 performance-based restricted stock units ("PSUs") vested upon the achievement of stock price targets ranging from $46.75 to $79.00 per share, resulting in a total stock-based compensation expense of $64.5 million. As of September 30, 2024, there were no unvested PSUs outstanding.
During the nine months ended September 30, 2024, the Company granted 211,977 restricted stock units ("RSUs") to certain employees under the 2021 Plan at a weighted average grant date fair value of $63.59 per share. These awards vest based on a service condition that is satisfied generally over one year.
During the nine months ended September 30, 2024, 226,066 shares of Class A common stock were purchased under the ESPP.
Stock-based compensation expense is attributed to the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,314	$1,309	$4,104	$3,942
Sales and marketing	22,203	26,025	67,651	62,121
Research and development	47,940	70,462	169,205	176,337
General and administrative	10,100	13,043	34,574	32,658
Total	$81,557	$110,839	$275,534	$275,058
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS
Numerator:
Net income	$434,420	$108,639	$980,572	$184,478
Less:
Income attributable to options exercised by promissory notes	(110)	(442)	(1,169)	(720)
Income attributable to common stock subject to share repurchase agreements	—	(360)	(1,001)	(228)
Income attributable to unvested early exercised options	—	(2)	(2)	(15)
Net income attributable to common stockholders—Basic	$434,310	$107,835	$978,400	$183,515
Denominator:
Weighted-average shares used in computing net income per share—Basic	336,931,269	341,435,759	336,167,052	357,009,609
Net income per share attributable to common stockholders—Basic:	$1.29	$0.32	$2.91	$0.51
Diluted EPS
Numerator:
Net income	$434,420	$108,639	$980,572	$184,478
Less:
Income attributable to options exercised by promissory notes	(106)	(423)	(1,129)	(698)
Income attributable to common stock subject to share repurchase agreements	—	(345)	(967)	(220)
Income attributable to unvested early exercised options	—	(2)	(2)	(15)
Net income attributable to common stockholders—Diluted	$434,314	$107,869	$978,475	$183,545
Denominator:
Weighted-average shares used in computing net income per share—Basic	336,931,269	341,435,759	336,167,052	357,009,609
Weighted-average dilutive stock awards	11,294,194	15,470,463	12,105,565	11,249,904
Weighted-average shares used in computing net income per share—Diluted	348,225,463	356,906,222	348,272,617	368,259,513
Net income per share attributable to common stockholders—Diluted:	$1.25	$0.30	$2.81	$0.50
The following table presents the forms of antidilutive potential common shares:

	As of September 30,
	2024	2023
Stock options exercised for promissory notes	85,000	1,399,999
Early exercised stock options	—	5,736
Stock options	—	613,968
Unvested RSUs	—	4,747,127
ESPP	32,784	—
Total antidilutive potential common shares	117,784	6,766,830
9. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2024 annual effective tax rate differs from the U.S. statutory rate primarily due to jurisdictional mix of earnings, stock-based compensation expense, research and development credits, foreign tax credits, foreign derived intangible income deduction, and global intangible low-taxed income.
During the nine months ended September 30, 2024, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
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
The following table provides information about the Company's reportable segments and a reconciliation of the total segment adjusted EBITDA to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Software Platform	$835,186	$504,452	$2,224,571	$1,265,273
Apps	363,049	359,804	1,111,898	1,064,553
Total Revenue	$1,198,235	$864,256	$3,336,469	$2,329,826

Segment Adjusted EBITDA:
Software Platform	$653,396	$364,117	$1,665,898	$855,697
Apps	68,220	55,174	205,683	170,806
Total Segment Adjusted EBITDA	$721,616	$419,291	$1,871,581	$1,026,503

Interest expense	$(75,213)	$(78,583)	$(224,061)	$(204,081)
Other income, net	4,500	771	17,138	26,359
Amortization, depreciation and write-offs	(99,635)	(121,797)	(320,843)	(369,897)
Loss on disposal of long-lived assets	—	—	(1,646)	—
Non-operating foreign exchange gain	935	613	1,159	1,159
Stock-based compensation	(81,557)	(110,839)	(275,534)	(275,058)
Transaction-related expense	(26)	(231)	(880)	(995)
Restructuring costs	(2,951)	—	(6,033)	(2,316)
Income before income taxes	$467,669	$109,225	$1,060,881	$201,674
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
The transaction was assessed at the syndicated lender level and was accounted for primarily as a debt modification. The Company expensed $6.2 million of third-party costs incurred with the amendment in other income, net in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2024. Fees paid to the lenders in connection with the amendment were recorded as an additional debt discount and are amortized to interest expense over the remaining term, together with unamortized original debt issuance costs and discount, using the effective interest method.
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
The Company had no other material related party transactions for the three and nine months ended September 30, 2024 and 2023.
13. Subsequent Events
In October 2024, the Company's Board approved an increase to the repurchase program of $2.0 billion such that up to $2.3 billion of Class A common stock may be repurchased.

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
For the three months ended September 30, 2024, our revenue increased 39% year-over-year to $1.20 billion, from $864.3 million in the three months ended September 30, 2023. We generated net income of $434.4 million and $108.6 million for the three months ended September 30, 2024 and 2023, respectively. We generated Adjusted EBITDA of $721.6 million and $419.3 million for the three months ended September 30, 2024 and 2023, respectively. Additionally, our net cash provided by operating activities was $1.40 billion and $717.5 million in the nine months ended September 30, 2024 and 2023, respectively. We generated Free Cash Flow of $1.38 billion and $697.3 million for the nine months ended September 30, 2024 and 2023, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” below for definitions of our non-GAAP financial measures and reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to these measures.
Our Business Model
We collect revenue from our Software Platform and our Apps. During the three months ended September 30, 2024, Software Platform Revenue represented 70% of total revenue and Apps Revenue represented 30% of total revenue.
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
Software Platform clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. Our Software Platform provides advertisers with access to over 1.4 billion daily active users1. As such, we see multiple opportunities to gain new Software Platform clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
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
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 68% of total Apps Revenue for the three months ended September 30, 2024.
During the three months ended September 30, 2024, we had an average of 1.6 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $52. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 32% of total Apps Revenue for the three months ended September 30, 2024.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our business, identify trends affecting our performance, prepare financial projections, and make strategic decisions.
Monthly Active Payers ("MAPs"). We define a MAP as a unique mobile device active on one of our Apps in a month that completed at least one IAP during that time period. A consumer who makes IAPs within two separate Apps on the same mobile device in a monthly period will be counted as two MAPs. MAPs for a particular time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution partners. We estimate that our counted MAPs generated substantially all of our IAP Revenue during the three months ended September 30, 2024, and as such,
1 We calculate daily active users as the average number of unique device identities that open a mobile app (whether that mobile app our own or a third party’s) which has our software development kit (SDK) on each day in a period. We measure this figure through our SDK. An individual who uses an app in more than one country on a particular day will be counted as more than one unique device identity; however, if an individual uses more than one app in the same day, such individual is only counted once. This figure does not include any users who have opted out of allowing apps to track on their mobile phone.

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
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Monthly Active Payers (millions)	1.6	1.8
Average Revenue Per Monthly Active Payer	$52	$46
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income before interest expense, other income, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, transaction-related expense and transaction bonus, publisher bonuses, restructuring costs, impairment and (gain) loss in connection with the disposal of long-lived assets, non-operating foreign exchange (gain) losses, and change in the fair value of contingent consideration. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2024 and 2023, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands. except percentages)
Revenue	$1,198,235	$864,256	$3,336,469	$2,329,826
Net income	$434,420	$108,639	$980,572	$184,478
Net margin	36.3%	12.6%	29.4%	7.9%
Adjusted as follows:
Interest expense	75,213	78,583	224,061	204,081
Other income, net	(4,500)	(771)	(17,138)	(26,359)
Provision for income taxes	33,249	586	80,309	17,196
Amortization, depreciation and write-offs	99,635	121,797	320,843	369,897
Loss on disposal of long lived assets	—	—	1,646	—
Non-operating foreign exchange gain	(935)	(613)	(1,159)	(1,159)
Stock-based compensation	81,557	110,839	275,534	275,058
Transaction-related expense	26	231	880	995
Restructuring costs	2,951	—	6,033	2,316
Adjusted EBITDA	$721,616	$419,291	$1,871,581	$1,026,503
Adjusted EBITDA margin	60.2%	48.5%	56.1%	44.1%
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
The following table provides our Free Cash Flow for the nine months ended September 30, 2024 and 2023, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$1,398,008	$717,522
Less:
Purchase of property and equipment	(4,286)	(4,002)
Principal payments of finance leases	(15,524)	(16,191)
Free Cash Flow	$1,378,198	$697,329
Net cash used in investing activities	$(106,387)	$(71,025)
Net cash used in financing activities	$(1,226,687)	$(1,392,267)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Software Platform to enhance its effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our software, including our AI-powered advertising engine AXON, AppDiscovery, Adjust, and

MAX, will further improve effectiveness for advertisers. In addition, we plan to continue to invest in the AI-based, self-learning capabilities of our advertising recommendation engine, AXON. Our investments will also allow us to enter into and expand into new verticals outside of gaming, such as e-commerce, CTV, original equipment manufacturer ("OEM"), and carrier-related markets. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
Retain and grow existing clients
We rely on existing clients for a significant portion of our revenue. As we improve our Software Platform and Apps, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. Our Software Platform provides advertisers with access to over 1.4 billion daily active users. As such, we believe there is significant room for us to further expand our relationships with these clients and increase their usage of our Software Platform. We have invested in targeted sales and account-based marketing efforts to identify and showcase opportunities to clients and plan to continue to do so in the future.
In the past, our clients have generally increased their usage of our Software Platform, and as a result, growth from existing clients has been a primary driver of our revenue growth. We must continue to retain our existing clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
Add new clients globally
Our future success depends in part on our ability to acquire new clients. During the three months ended September 30, 2024, 47% of our revenue from Software Platform and IAA Revenue clients was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Software Platform and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Software Platform are relevant to the broader advertising ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Software Platform and Apps, which investments may impact our profitability in the near term as we seek further scale.
Continued execution of strategic partnerships
We continue to explore strategic partnership opportunities related to our Software Platform, and the expansion of the markets it serves and we may from time to time evaluate strategic acquisitions and partnerships opportunistically. From the beginning of 2018 through September 30, 2024, we have invested approximately $4.1 billion in 33 strategic acquisitions and partnerships with mobile app developers and for technologies or relationships to enhance our Software Platform including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022. We believe our future results of operations will be affected by our ability to continue to identify and execute such transactions that are accretive to our growth and profitability.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,198,235	$864,256	$3,336,469	$2,329,826
Costs and expenses:
Cost of revenue(1)(2)	269,659	265,049	846,354	785,584
Sales and marketing(1)(2)	205,753	212,352	634,547	607,755
Research and development(1)	149,990	159,288	469,209	441,563
General and administrative(1)	37,899	41,249	120,880	116,231
Total costs and expenses	663,301	677,938	2,070,990	1,951,133
Income from operations	534,934	186,318	1,265,479	378,693
Other income (expense):
Interest expense	(75,213)	(78,583)	(224,061)	(204,081)
Other income, net	7,948	1,490	19,463	27,062
Total other expense, net	(67,265)	(77,093)	(204,598)	(177,019)
Income before income taxes	467,669	109,225	1,060,881	201,674
Provision for income taxes	33,249	586	80,309	17,196
Net income	$434,420	$108,639	$980,572	$184,478
__________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,314	$1,309	$4,104	$3,942
Sales and marketing	22,203	26,025	67,651	62,121
Research and development	47,940	70,462	169,205	176,337
General and administrative	10,100	13,043	34,574	32,658
Total stock-based compensation	$81,557	$110,839	$275,534	$275,058
(2)    Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$73,679	$93,398	$245,493	$288,180
Sales and marketing	16,851	16,829	50,472	50,397
Total amortization expense related to acquired intangibles	$90,530	$110,227	$295,965	$338,577

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	23%	31%	25%	34%
Sales and marketing	17%	25%	19%	26%
Research and development	13%	18%	14%	19%
General and administrative	3%	5%	4%	5%
Total costs and expenses	55%	78%	62%	84%
Income from operations	45%	22%	38%	16%
Other income (expense):
Interest expense	(6)%	(9)%	(7)%	(9)%
Other income, net	1%	—%	1%	1%
Total other expense, net	(6)%	(9)%	(6)%	(8)%
Income before income taxes	39%	13%	32%	9%
Provision for income taxes	3%	0%	2%	1%
Net income	36%	13%	29%	8%
_________________
(1)    Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		2023 to 2024 % change	Nine Months Ended September 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Software Platform Revenue	$835,186	$504,452	66%	$2,224,571	$1,265,273	76%
In-App Purchases Revenue	246,344	247,309	—%	756,110	732,262	3%
In-App Advertising Revenue	116,705	112,495	4%	355,788	332,291	7%
Total Apps Revenue	363,049	359,804	1%	1,111,898	1,064,553	4%
Total Revenue	$1,198,235	$864,256	39%	$3,336,469	$2,329,826	43%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
For the three months ended September 30, 2024, our Software Platform Revenue increased by $330.7 million, or 66%, compared to the same period in the prior year primarily due to improved AppDiscovery performance, where net revenue per installation increased 22% and the volume of installations increased 39%. We do not recognize Software Platform Revenue from transactions with our studios.
For the three months ended September 30, 2024, our Apps Revenue increased by $3.2 million, from the prior year period, of which, our IAP Revenue from Apps decreased by $1.0 million, due primarily to a 5% decrease in the volume of in-app purchases, partially offset by a 4% increase in price per in-app purchase, and our IAA Revenue from Apps increased by $4.2 million, or 4%, due primarily to an 8% increase in the volume of advertising impressions, partially offset by a 4% decrease in price per advertising impression.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, our Software Platform Revenue increased by $959.3 million, or 76%, compared to the same period in the prior year, due to improved AppDiscovery performance, where net revenue per installation increased 11% and the volume of installations increased 64%. We do not recognize Software Platform Revenue from transactions with our studios.

For the nine months ended September 30, 2024, our Apps Revenue increased by $47.3 million, or 4%, from the prior year period, of which, our IAP Revenue from Apps increased by $23.8 million, or 3%, primarily due to a 1% increase in the volume of in-app purchases and a 3% increase in price per in-app purchase, and our IAA Revenue from Apps increased by $23.5 million, or 7%, due primarily to an 53% increase in the volume of advertising impressions, partially offset by a 30% decrease in price per advertising impression.
Cost of revenue

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Cost of revenue	$269,659	$265,049	2%	$846,354	$785,584	8%
Percentage of revenue	23%	31%		25%	34%
Cost of revenue in the three months ended September 30, 2024 increased by $4.6 million, or 2%, compared to the same period in the prior year, due primarily to an increase of $27.9 million in expenses associated with operating our network infrastructure driven by the growth in our Software Platform operations, offset by a decrease of $23.4 million in amortization of intangible assets resulting from the end of the useful life of certain intangible assets.
Cost of revenue in the nine months ended September 30, 2024 increased by $60.8 million, or 8%, compared to the same period in the prior year, due primarily to an increase of $98.5 million in expenses associated with operating our network infrastructure driven by the growth in our Software Platform operations, offset by a decrease of $44.1 million in amortization of intangible assets resulting from the end of the useful life of certain intangible assets.
Sales and marketing

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Sales and marketing	$205,753	$212,352	(3)%	$634,547	$607,755	4%
Percentage of revenue	17%	25%		19%	26%
Sales and marketing expenses in the three months ended September 30, 2024 decreased by $6.6 million, or 3%, compared to the same period in the prior year, due primarily to a decrease in user acquisition costs of $9.7 million.
Sales and marketing expenses in the nine months ended September 30, 2024 increased by $26.8 million, or 4%, compared to the same period in the prior year, due primarily to an increase of $14.9 million in personnel-related expenses primarily related to an increase in stock-based compensation expense and related payroll costs, and other individually insignificant factors.
Research and development

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
Research and development	$149,990	$159,288	(6)%	$469,209	$441,563	6%
Percentage of revenue	13%	18%		14%	19%
Research and development expenses in the three months ended September 30, 2024 decreased by $9.3 million, or 6%, compared to the same period in the prior year, due primarily to a decrease in stock-based compensation expense, driven by reduced stock-based compensation related to PSUs.
Research and development expenses in the nine months ended September 30, 2024 increased by $27.6 million, or 6%, compared to the same period in the prior year, primarily due to an increase of $24.8 million in personnel-related expenses primarily related to an increase in stock-based compensation related payroll costs.

General and administrative

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % change
	2024	2023		2024	2023
	(in thousands, except percentages)
General and administrative	$37,899	$41,249	(8)%	$120,880	$116,231	4%
Percentage of revenue	3%	5%		4%	5%
General and administrative expenses in the three months ended September 30, 2024 decreased by $3.4 million, or 8%, compared to the same period in the prior year, due primarily to a decrease of $5.9 million in bad debt expense.
General and administrative expenses in the nine months ended September 30, 2024 increased by $4.6 million, or 4%, compared to the same period in the prior year, due primarily to an increase of $6.3 million in personnel-related expenses related to an increase in stock-based compensation expense.
Interest expense

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Interest expense	$(75,213)	$(78,583)	(4)%	$(224,061)	$(204,081)	10%
Percentage of revenue	(6)%	(9)%		(7)%	(9)%
In the three months ended September 30, 2024, interest expense decreased by $3.4 million compared to the same period in the prior year, due primarily to $4.3 million in loss on settlement of debt resulting from a debt refinancing transaction in the prior year.
In the nine months ended September 30, 2024, interest expense increased by $20.0 million compared to the same period in the prior year, due primarily to a net gain of $15.8 million related to interest rate swaps in the prior year period, with the remaining increase driven primarily by an increase in debt outstanding.
Other income, net

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Other income, net	$7,948	$1,490	**	$19,463	$27,062	(28)%
Percentage of revenue	1%	—%		1%	1%

** Not meaningful
In the three months ended September 30, 2024, other income, net increased by $6.5 million, compared to the same period in the prior year, due primarily to certain third-party costs incurred in connection with the refinancing of our term loans in the prior year period.
In the nine months ended September 30, 2024, other income, net decreased by $7.6 million, or 28%, compared to the same period in the prior year. The decrease was primarily due to a decrease in interest income driven by a combination of lower interest rates and a reduction in cash and cash equivalents.

Provision for Income Taxes

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Provision for income taxes	$33,249	$586	**	$80,309	$17,196	367%
Percentage of revenue	3%	—%		2%	1%

** Not meaningful
In the three and nine months ended September 30, 2024, the provision for income taxes increased by $32.7 million and $63.1 million, respectively, as compared to the same periods in the prior year. The increase was primarily driven by higher pre-tax income from business operations, higher global intangible low-taxed income and higher valuation allowance, partially offset by higher stock-based compensation benefit, and foreign income taxed at different rates during the three and nine months ended September 30, 2024.
Comparison of our Segment Results of Operations
The following table presents the results for our Software Platform and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Software Platform Adjusted EBITDA	$653,396	$364,117	79%	$1,665,898	$855,697	95%
Apps Adjusted EBITDA	$68,220	$55,174	24%	$205,683	$170,806	20%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The $289.3 million, or 79%, increase in Software Platform Adjusted EBITDA for the three months ended September 30, 2024 was primarily driven by an increase in Software Platform revenue of $330.7 million, partially offset by an increase of $28.1 million in expenses associated with operating our network infrastructure driven by the growth in our operations and an increase of $8.4 million in personnel-related expenses.
The $13.0 million, or 24%, increase in Apps Adjusted EBITDA for the three months ended September 30, 2024 was primarily driven by an increase in Apps Revenue of $3.2 million and a decrease of $9.7 million in user acquisition costs.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The $810.2 million, or 95%, increase in Software Platform Adjusted EBITDA for the nine months ended September 30, 2024 was primarily driven by an increase in Software Platform revenue of $959.3 million, partially offset by an increase of $98.5 million in expenses associated with operating our network infrastructure driven by the growth in our operations and an increase of $26.6 million in personnel-related expenses.
The $34.9 million, or 20%, increase in Apps Adjusted EBITDA for the nine months ended September 30, 2024 was primarily driven by an increase in Apps Revenue of $47.3 million, partially offset by an increase of $9.0 million in professional services costs related to development of new games by third parties and an increase of $4.5 million in personnel-related costs.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through payments received from clients using our Software Platform, advertising on our Apps, from IAPs from our Apps, through net proceeds we received from the sales of our convertible preferred stock, Class A common stock in our initial public offering, and debt borrowings, including borrowings made under our credit agreement. As of September 30, 2024, we had cash and cash equivalents of $567.6 million.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$1,398,008	$717,522
Net cash used in investing activities	$(106,387)	$(71,025)
Net cash used in financing activities	$(1,226,687)	$(1,392,267)
Operating Activities
Net cash provided by operating activities was $1,398.0 million for the nine months ended September 30, 2024, primarily consisting of $980.6 million of net income, adjusted for certain non-cash items, which included $320.8 million of amortization, depreciation, and write-offs and $275.5 million of stock-based compensation expense, $9.4 million of change in operating right of use assets, partially offset by a net decrease in operating assets and liabilities of $196.2 million. The net decrease in the operating assets and liabilities was primarily driven by an increase in accounts receivable and a decrease in accrued liabilities, partially offset by higher accounts payable and lower prepaid expenses and other assets.
Net cash provided by operating activities was $717.5 million for the nine months ended September 30, 2023, primarily consisting of $184.5 million of net income, adjusted for certain non-cash items, which included $369.9 million of amortization, depreciation, and write-offs, $275.1 million of stock-based compensation expense, $11.7 million of change in operating right of use assets, and $9.7 million of amortization of debt issuance costs and discount, partially offset by a net decrease in operating assets and liabilities of $133.7 million. The net increase in the operating assets and liabilities was primarily driven by an increase in accounts receivable, other assets, and accrued liabilities and a decrease in prepaid expenses.
Investing Activities
Net cash used in investing activities was $106.4 million for the nine months ended September 30, 2024, primarily consisting of $77.0 million in purchases of non-marketable equity securities and $18.3 million related to earn-out payments for acquisitions of intangible assets.
Net cash used in investing activities was $71.0 million for the nine months ended September 30, 2023, primarily consisting of $51.8 million related to earn-out payments associated with asset acquisitions and $16.9 million in purchases of non-marketable equity securities, partially offset by $8.3 million in proceeds from the sale of assets.
Financing Activities
Net cash used in financing activities was $1,226.7 million for the nine months ended September 30, 2024, primarily consisting of repurchases of stock under our share repurchase program of $980.7 million, principal repayments of debt of $686.8 million, and payments for withholding taxes related to the net share settlement of equity awards of $644.4 million, partially offset by proceeds from issuance of debt of $1,072.3 million and $28.8 million in proceeds from the exercise of stock options and purchase of ESPP shares.
Net cash used in financing activities was $1,392.3 million for the nine months ended September 30, 2023, primarily consisting of repurchases of stock under the repurchase program of $1,153.6 million, repayments of debt principal of $490.5 million net of $210.3 million proceeds from issuance of debt, payments for withholding taxes related to the net share settlement of equity awards of $115.8 million, payments for license asset obligations of $15.3 million, and principal payments on finance leases of $16.2 million, partially offset by $185.0 million in proceeds from drawing down the revolving credit facility and $19.9 million in proceeds from exercise of stock options and purchase of ESPP shares.

Share Repurchase Program
During the nine months ended September 30, 2024, we repurchased 16,081,408 shares of Class A common stock for an aggregate amount, including commissions and fees, of $981.3 million. In October 2024, our board of directors authorized an increase to our share repurchase program of up to $2.0 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions under our Credit Agreement (as defined below) or future agreements. For additional information, see Note 6 – Equity and Note 12 – Related Party Transactions of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In March 2024, we drew down an additional $418.7 million from the revolving credit facility to fund certain repurchases under the Company's share repurchase program. As of March 31, 2024, the entire outstanding amount under the revolving credit facility of $603.7 million was repaid in full, and the full amount of the revolving credit facility was available to be borrowed.
There were no other material changes to our debt and the related Credit Agreement since December 31, 2023.
Contractual Obligations
As of September 30, 2024, our non-cancelable minimum purchase commitment was primarily related to a multi-year contractual arrangement with a cloud services provider. In August 2024, we amended our agreement with the cloud services provider. Under the amended agreement, we committed to spend a minimum of $1.26 billion over a three-year period. As of September 30, 2024, no payment had been towards this commitment.
Except for scheduled payments from the ongoing business, there were no other material changes to our commitments under contractual obligations since December 31, 2023.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•changes to our Software Platform, Apps, or other offerings, the development and introduction of new software, entry into new markets, or the development of new mobile apps by our studios or our competitors;
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
•changes in the legislative or regulatory environment, including with respect to privacy, data protection, or AI or actions by governments or regulators, including fines, orders, or consent decrees;
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
In particular, it is difficult to predict if, when, or how newly-launched software or products may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App or product will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Software Platform and consistently and timely launch new Apps and products. It is difficult for us to predict with certainty when we will expand our Software Platform suite, launch a new App or product, or enter a new market as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Software Platform offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or products or maintain or improve existing Apps or successfully enter a new market, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
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
Computer malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Software Platform, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our internal systems and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our Software Platform, Apps, or other offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities, or breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our Software Platform, Apps, or other offerings and otherwise harm our reputation and market position.
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
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, a number of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and our agreements with certain customers or partners may require us to notify them or fulfill other obligations in the event of a security breach. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices and to pay fines or penalties. Such actual or perceived breaches or other incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
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
For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Software Platform better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Software Platform may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. Apple made privacy manifests and signatures part of the App Store review in spring 2024.

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
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard (Microsoft), Tencent, and Zynga (Take-Two Interactive), as well as other public and private companies. Many of these companies are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
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
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of our users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. During periods of macroeconomic uncertainty, levels of advertising and discretionary spending have historically decreased and are likely to decrease and therefore this competition may intensify, which has at times harmed and may in the future harm our revenue. In addition, non-game applications for mobile devices, such as social media and messaging, television, movies, music, dating, and sports, have become increasingly popular, making the overall mobile app ecosystem highly fragmented and making it more difficult for any mobile app to differentiate itself. To the extent we explore entering into new markets or new business opportunities in the mobile app ecosystem or otherwise, we may also compete with established businesses with more experience in such areas. Our future growth depends in part on the overall health of the mobile app ecosystem and in particular, mobile gaming. Increasing competition could result in decreases in our App users, increased user acquisition costs, lower engagement with our Apps, and loss of key personnel, all of which could adversely affect our business, financial condition, or results of operations.
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
Technology changes rapidly in the advertising ecosystem and in mobile gaming. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients and users, we may develop new products or enter into new markets and will need to enhance and improve our Software Platform and Apps. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects.
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
To invest in a new technology, enter a new market or expand our offerings, we must invest financial resources and management attention. We may invest significant resources in a new offering, entering a new market or in a strategic acquisition or partnership, which could prove unsuccessful or prevent us from directing these resources towards other opportunities. We may never recover the often-substantial up-front costs of developing and marketing emerging technologies or business models, or recover the opportunity cost of diverting management and financial resources. Further, our competitors may adopt an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours or attract more users than ours.
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
While not currently material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to international conflicts around the world, such as in Ukraine and the Middle East, as well as tension between the United States and China, including but not limited to, risks related to cybersecurity, sanctions, regulatory changes, and personnel based in affected regions to ensure we are prepared to react to new developments or further sanctions as they arise. If we are unable to promptly or properly react to new developments in these and other international regions, our business, financial condition, and results of operations could be adversely affected.
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
We have historically experienced revenue concentration with respect to certain Apps as well as other facets of our business. Our future success depends, in part, on launching or acquiring and successfully monetizing additional Apps and on establishing and maintaining successful relationships with a diverse set of clients. While our Apps consist of over 200 mobile games, currently a limited number of those are responsible for a significant portion of our revenue. In the nine months ended September 30, 2024, two games, Wordscapes and Project Makeover, collectively represented approximately 9% of our revenue. The loss or failure to successfully monetize one of these Apps could have a significant impact on our results of operations. Similarly, our future success depends, in part, on our ability to launch and monetize additional mobile games and other mobile apps, as well as, on our ability to successfully acquire and monetize additional mobile games and other mobile apps, and these Apps may not successfully diversify our revenue concentration. If we are unable to successfully launch or acquire new Apps, our reliance on a limited number of Apps may increase. Additionally, certain genres of games typically rely on only a small portion of their total users for a significant amount of their revenue, and as we expand our number of Apps in these genres, such as mid-core, we may experience these effects and need to attract, engage, and increase the spending levels of these particular users to achieve success.
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
Additionally, the growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. Our future success depends in part on our ability to manage this expanded business. If not managed effectively, this growth could result in the over-

extension of our management systems and information technology systems and our internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand and reputation and adversely affect our business, financial condition, and results of operations.
Our future growth may involve expansion into new business opportunities, and any efforts to do so that are unsuccessful or are not cost-effective could adversely affect our business, financial condition, and results of operations.
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence. Additionally, our future growth may include expansion into additional features for mobile apps, other mobile app sectors, e-commerce or social or related markets, connected TV markets through our 2022 Wurl acquisition, OEM and carrier-related markets through our Array product initiative, or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our recently acquired Wurl CTV business which provides streaming content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. There can be no assurance that the evolution of CTV and its content and services will continue to grow or that we can successfully navigate any shifts in consumer demand in this market.
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
With regard to transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield as well as certain standard contractual clauses approved by the EU Commission (the "SCCs"); however, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with the use of the SCCs. EU regulators since have issued guidance regarding these obligations that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs, taking into account the Schrems II case and reflecting requirements under the GDPR. Additionally, the United Kingdom’s Information Commissioner’s Office has issued new standard contractual clauses required to replace prior standard contractual clauses as of March 21, 2024. Further, in the European Economic Area, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. announced an agreement in principle on a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the “UK Extension”), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF and the UK Extension, may rely upon the UK Extension as a means to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF has faced legal challenge, and it and the Swiss-U.S. DPF and UK Extension may be subject to further legal challenges from privacy advocacy groups or others, and the European

Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may also be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland, the United Kingdom, or other jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR or other privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, the United Kingdom, or other impacted jurisdictions and increase our costs and/or impact our Software Platform, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to the GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for users residing in the state, including a private right of action for data breaches. The CPRA was approved by California voters in November 2020, went into effect on January 1, 2023, and significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which are comprehensive statutes containing obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. Certain of these laws provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. The U.S. federal government is also contemplating federal privacy legislation. Our efforts to comply with existing and future legal requirements have required us and will continue to require us to devote significant operational resources and incur significant expenses. Our privacy and data protection compliance and oversight efforts will require significant time and attention from our management and board of directors.
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
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Software Platform grows and evolves, including through the use of and integration of AI technologies, and our Software Platform and our Apps are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
With respect to our Apps, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as content that depicts violence, the social casino game genre, or loot boxes, many of which are ambiguous or still evolving and could be interpreted in ways that could adversely affect our business or expose us to liability. Some state attorneys general as well as other international regulatory bodies have brought and may continue to bring legal actions against social casino app developers and the third-party distribution platforms for such apps. Further, several jurisdictions have been regulating and continue to regulate the use of loot boxes in mobile games. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a user can acquire a virtual loot box, typically through mobile game play or by using virtual goods, but the user does not know which virtual good(s) he or she will receive (which may be a common, rare, or extremely rare item, and may be a duplicate of an item the user already has in his or her inventory) until the loot box is opened. The user will always receive one or more virtual goods when he or she opens the loot box, but the user does not know exactly which item(s) until the loot box is opened. In April 2018, each of the Belgian Gaming Commission and the Dutch Gambling Authority declared that loot boxes as implemented in certain games by other companies that they reviewed constituted illegal gambling under each country’s laws. Further, the Federal Trade Commission (the "FTC") has examined consumer protection issues related to loot boxes and various other jurisdictions, including certain U.S. states, Australia, Brazil, and the United Kingdom are reviewing or have indicated that they intend to review the legality of loot boxes and whether they constitute gambling. Additionally, in 2021, Germany approved a new Youth Protection Act, that came into effect on May 1, 2021, which makes it unlawful to sell video games that contain loot boxes to minors. In some of our mobile games, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states, or other international jurisdictions could require that these game mechanics be modified or removed from games or that such apps be changed entirely, both of which could increase the costs of operating our mobile games, impact user engagement and monetization, or otherwise adversely affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics or genres. Further, laws or regulations may vary significantly across jurisdictions.
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
We use AI technologies in connection with the development of our Software Platform, including our latest AI-powered advertising engine, AXON, and other product offerings, as well as in other aspects of our business, and we will continue to invest in the expansion of our AI capabilities, including possibly generative AI. These technologies are complex and rapidly evolving. The introduction of AI technologies into new or existing products or other offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, financial condition or results of operations. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use of third-party AI technologies in connection with our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. AI technologies, including generative AI, may create content that is, or is perceived to be, deficient, inaccurate, biased, offensive, unethical, or otherwise flawed. Our customers or others may rely on or use this content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience deficiencies in our controls. The effectiveness of our controls and procedures may also be limited by a variety of factors including faulty human judgment and simple errors, omissions or mistakes, fraudulent action of an individual or collusion of two or more people, and inappropriate management override of controls and procedures.
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
We are party to a credit agreement that provides for senior secured credit consisting of term loans and a revolving credit facility, with varying maturity dates through 2030. As of September 30, 2024, the aggregate principal amount of our outstanding indebtedness under our credit facilities was $3.54 billion. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to continue to develop our Software Platform, enhance our existing Apps and develop new Apps and features, improve our operating infrastructure, or enter into new markets or strategic acquisitions and partnerships. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our credit agreement, which provides for a term loan and revolving credit facility, contains financial covenants with which we must comply. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations could be adversely affected.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson; Herald Chen, our former President and Chief Financial Officer, and a member of our board of directors; and KKR Denali Holdings L.P. (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2024, the Voting Agreement Parties collectively held approximately 73% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Mr. Foroughi, Mr. Chen, and KKR Denali Holdings L.P. (one of which must be Mr. Foroughi). As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
As of September 30, 2024, $270.7 million of Class A common stock was available for repurchase under our share repurchase program. In October 2024, our board of directors authorized an increase to our share repurchase program of up to $2.0 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions under our Credit Agreement or future agreements. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2024, we issued 43,665 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31	—	$—	—	$500
August 1 - 31	1,160	$86.48	1,160	$400
September 1 - 30	1,455	$88.49	1,455	$271
Total	2,615		2,615
(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In May 2023, our board of directors authorized an increase to the repurchase program of $296.0 million. In August 2023, our board of directors authorized an additional increase to the repurchase program of $447.6 million. In February 2024, our board of directors authorized an increase to the repurchase program of $1.25 billion. In October 2024, our board of directors authorized an increase to our share repurchase program of up to $2.0 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions under our Credit Agreement or future agreements.Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 6 - Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), and director terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On July 9, 2024, Katie Jansen, our Chief Marketing Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on December 8, 2023 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of the net shares (after withholding taxes) of our Class A common stock issuable upon vesting and settlement of 110,321 RSUs granted to Ms. Jansen prior to the adoption of the trading plan and was scheduled to be effective until November 30, 2024, or earlier if all transactions under the trading plan were completed.
On August 1, 2024, Herald Chen, a member of our board of directors, terminated a Rule 10b5-1 trading plan, which was originally adopted on June 14, 2023, then modified on December 14, 2023, and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 1,200,000 shares of our Class A common stock held by Mr. Chen and was scheduled to be effective until December 31, 2025, or earlier if all transactions under the trading plan were completed.
On August 30, 2024, Victoria Valenzuela, our Chief Legal Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on March 14, 2024 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 200,000 shares of our Class A common stock held by Ms. Valenzuela and up to 110,029 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela, net of shares withheld for taxes and was scheduled to be effective until December 31, 2024, or earlier if all transactions under the trading plan were completed.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: November 6, 2024	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)