Form 10-K
period 2024-12-31
AppLovin Corp
filed 2025-02-27
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of its most recently completed second fiscal quarter, was $23.7 billion based on the closing sales price of the registrant’s Class A common stock on that date. Shares of the registrant's Class A common stock and Class B common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2025, the number of shares of the registrant's Class A common stock outstanding was 309,269,690 and the number of shares of the registrant's Class B common stock outstanding was 30,688,541. No shares of the registrant’s Class C common stock were outstanding as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to maintain the security and availability of our Advertising solutions and Apps;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection and AI;
•our proposed sale of our mobile gaming business;
•our ability to attract and retain employees and key personnel;
•our ability to comply with evolving changes in the data protection, privacy and regulatory landscape applicable to our businesses;
•our expectations regarding the macroeconomic environment, inflation and high interest rates, uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world;
•our ability to successfully expand our AI capabilities to support the further development of our Advertising solutions, including our advertising recommendation engine, AXON;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to manage risk associated with our business;
•the demand for our Advertising solutions and Apps business;
•our expectations concerning relationships with third parties;
•our ability to attract and retain clients and users, including in new markets such as e-commerce;
•our ability to develop new products, features, and enhancements for our Advertising solutions and to launch or acquire new AppLovin Apps and successfully monetize them;
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
Part I
Item 1. Business
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end artificial intelligence-powered ("AI") advertising solutions for businesses to reach, monetize and grow their global audience ("Advertising"). We also operate a portfolio of owned mobile apps (“Apps”). Our scaled business model is intricately linked to the advertising ecosystem, providing a durable competitive advantage. We generate revenue when our advertisers achieve their return on spend targets with our Advertising solutions, ensuring that their success directly fuels our growth.
AppLovin is critical to the success of advertisers and publishers seeking to solve marketing and monetization challenges. Through our technologies and scaled distribution, advertisers are able to better place content so that it is discovered by the right audience, manage, optimize, and analyze their marketing investments, and improve the monetization of their content, and publishers are able to better monetize their gaming apps. Our Advertising solutions include a comprehensive suite of tools including:
•AppDiscovery, our user acquisition solution, is the cornerstone of our Advertising solutions. AppDiscovery is powered by AXON, our AI-powered advertising engine, and matches advertiser demand with publisher supply through auctions at vast scale and at microsecond-level speeds.
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
We generate our revenue from Advertising and our Apps. As more advertisers use our Advertising solutions to market and monetize their content, we gain access to more data regarding users and user engagement1, further strengthening our scaled distribution. As our distribution grows, we gain better insights for our AXON recommendation engine, which then further enhances the efficiency and effectiveness of our Advertising solutions. Our Apps consist of a globally diversified portfolio of over 200 free-to-play mobile games across five genres, run by ten studios, some of which we own and others that we partner with. Our studios generally focus on the development of easy to learn and play games, which appeal to a broad range of demographics, but our portfolio also includes several games for other genres.
We report our operating results through two reportable segments: Advertising and Apps. These segments align with how our Chief Operating Decision Maker ("CODM") allocates resources, makes operating decisions, and manages and assesses the performance of our business. For the amount of revenue derived from our two segments and other relevant data for the years ended December 31, 2024, 2023, and 2022, as well as other additional information, see Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
AppLovin Advertising
Our comprehensive, end-to-end Advertising solutions deliver value by helping companies scale their businesses and maximize their revenue. Specifically, our solutions enable advertisers to automate their marketing, engagement, and monetization efforts in three core ways. First, we provide marketing technology that allows advertisers to reach more of the most suitable users with personalized content in order to increase the number of users who download and engage with their content. Second, we provide advertisers with monetization and analytics technology to maximize the value of their advertising inventory
1 Adjust’s marketing platform is operated by our wholly-owned subsidiary and data generated by Adjust's services is not shared with AppLovin or incorporated into or used to optimize its recommendation engine or other technologies.

by obtaining a high price for each impression. Third, we provide developers, who are often also advertisers, a set of capabilities to optimize their apps and help streamline their businesses. Additionally, we have entered the CTV advertising market with the integration of Wurl.
Our Advertising solutions also enable publishers to leverage real-time auctions that optimize the value for each impression, while simultaneously enabling them to attain an attractive value for each of the impressions from their advertising inventory. When these mutually reinforcing elements are combined, it creates a robust and successful marketing and monetization engine that both sells attractive advertising inventory to advertisers while monetizing it for publishers.
Our Advertising solutions are delivered through an integrated and seamless user interface, which provides the following benefits to advertisers:
•Reach and attract users at scale: We provide advertisers with access to approximately 1.6 billion daily active users2, enabling developers to target and find the right users for their content worldwide. Advertisers are able to set their user acquisition and revenue goals to target the most relevant, highest value users.
•Maximize monetization of engagement: Advertisers use MAX to generate incremental revenue by maximizing the monetization of their ad inventory. Our tools operate at microsecond-level speeds and at vast scale to enhance monetization for developers while preserving the end user experience.
•Leverage proprietary data and insights: Advertisers benefit from accessing comprehensive real-time insights through our customized user dashboards, helping them optimize campaigns, improve user engagement, and manage their return on investment.
•Automate time consuming and manual processes: Our Advertising solutions automate marketing and monetization, allowing advertisers to focus on improving their content rather than managing complex go-to-market processes manually.
•Seamlessly adapt to industry innovation: Our technology is regularly updated as the advertising ecosystem evolves. Advertisers benefit from this ongoing advancement and optimization and are able to rapidly adapt to industry changes in marketing and monetization without losing focus on content creation.
Our Advertising solutions are primarily made up of four key products: AppDiscovery, MAX, Adjust, and Wurl.
AppDiscovery
AppDiscovery is a suite of marketing solutions that enables developers to automate, optimize, and manage their marketing efforts. AppDiscovery is powered by AXON's predictive algorithms to enable advertisers to match their apps to users that are more likely to download them. This form of personalized advertising focuses on the end user, enabling the advertisers to find the right users and delivering to users more of what they are likely to be interested in. Advertisers set return goals for their campaigns and AppDiscovery targets users to match those goals.. Return on advertising spend is measured based on third-party attribution, Advertisers are charged for advertising dynamically based on the revenue they receive from acquired users, rather than a simple fixed price per impression or per action (click or installation). Advertisers are not only able to attract users that download, but also find a high volume of users that stay and engage with their apps for greater retention and ultimately, increased opportunities for better monetization. Revenue from AppDiscovery comprises a vast majority of our Advertising Revenue.
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
2 We calculate daily active users as the average number of unique device identities that open a mobile app (whether that mobile app our own or a third party’s) which has our software development kit (SDK) on each day in a period. We measure this figure through our SDK. An individual who uses an app in more than one country on a particular day will be counted as more than one unique device identity; however, if an individual uses more than one app in the same day, such individual is only counted once. This figure does not include any users who have opted out of allowing apps to track on their mobile phone.

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
MAX
MAX is our in-app bidding solution that optimizes the value of publishers' advertising inventory by running a single unbiased, real-time competitive auction, driving more competition and higher returns for publishers. MAX auctions are more effective than historical tools and approaches because MAX yields more targeted users for advertisers and enables publishers to achieve better competitive prices for each impression. Many developers who integrate MAX have experienced a measurable increase in their average revenue per daily active user ("ARPDAU") over traditional monetization tools and save countless hours because they are able to automate manual monetization work through its advanced feature set. As a result, MAX has become the preferred in-app bidding solution for many publishers worldwide, helping drive meaningful growth and momentum for AppLovin.
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
•TVBits: is an AI-powered interactive, personalized, short-form CTV application that allows viewers to discover content and content companies and streamers the ability to increase viewership, engagement, and revenue.
•BrandDiscovery: is an AI-powered CTV advertising tool that identifies contextual segments based on genre, brand safety, and the emotion of each scene to help advertisers deliver the right ad at the right time.
•ContentDiscovery: is an AI-powered advertising solution that grows audiences, increases engagement, and reduces churn for streaming platforms and apps.
•Global FAST Pass (GFP): is a distribution solution that makes it easy to launch Free Ad-supported CTV channels, monetize them instantly, and access data to grow and retain audiences.
AppLovin Apps
Today, our Apps consist of a globally diversified portfolio of over 200 free-to-play mobile games across five genres, run by ten studios located worldwide with a deep bench of talented developers. Our studios have developed and published games across a number of genres including: casual, match-three, card/casino, mid-core, and hyper-casual. A large portion of our portfolio are casual, match-three and card/casino games that have a lower risk of development and generally have more predictable revenue streams and return. These games can be played a few minutes at a time and appeal to a wide range of users across many highly attractive demographics. Our studios leverage live ops to quickly iterate and increase in-game monetization by optimizing app economies and improving in-game conversion on items and offers. The studios operating our portfolio of Apps utilize our Advertising solutions to market, scale, and monetize our Apps.
On February 12, 2025, we announced that we had entered into a term sheet for the sale of our mobile gaming business to a privately held company for total consideration of $900.0 million, consisting of $400.0 million in shares of the acquirer’s common equity and $500.0 million in cash, subject to customary purchase price adjustments. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments".
Our Strategy for Growth
We have a comprehensive strategy to continue our growth and further enhance our market position in the advertising ecosystem:
•Existing market expansion: We continue to have an attractive market opportunity within our current mobile app segment, which we intend to address through the optimization of our Advertising solutions.
•Enhance and extend AI-based technologies: As we increase our scale and reach, our customers benefit from compounding improvements to AXON, our AI-powered advertising engine, which in turn improves the efficacy and growth of our Advertising solutions.
•New market expansion: We are confident our technology and expertise are applicable to other market segments and geographies we have not historically addressed, including:
◦Non-gaming mobile app segments and industries: One of our long-term objectives is to provide critical tools to mobile app developers across multiple verticals, including, for example, e-commerce and social media. We have made our Advertising solutions available to e-commerce advertisers, and while we are early in this market expansion, our e-commerce customers to date have experienced positive results, demonstrating the flexibility and future growth potential of our Advertising solutions.
◦Other content industries: We believe our deep expertise and capabilities will allow us to successfully apply our solutions to tangential sectors, including with mobile OEMs and carriers through our Array product initiative, as well as the growing CTV industry through Wurl. We continue to expand our CTV business through the addition of new content advertisers and supply channels as well as through the application of AXON to CTV.
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

Our Customers and Developer Community
Our globally diverse customers range from the largest enterprises to small and independent businesses and individuals across a variety of industries. Our customers comprise multiple groups within the advertising ecosystem including advertisers leveraging our platform to find users and advertising networks using our mediation solution to purchase advertising inventory. Our Apps also work with advertising networks who purchase advertising inventory and consumers who purchase in-app products. We also work with the mobile app publisher community who leverage our mediation solution to monetize their advertising inventory. The scale and breadth of our customers in terms of size and industry provides us with a competitive advantage.
Competition
We operate in a fragmented advertising ecosystem composed of divisions of large, well-established companies as well as privately-held companies. The large companies in our advertising and mobile app ecosystems may play multiple different roles given the breadth of their businesses.
•Advertisers typically engage with several advertising platforms and networks to purchase advertisements on mobile apps, devices, and on CTV, looking to optimize their marketing investments. Such advertising companies vary in size and include Facebook, Google, Amazon, and Unity Software, as well as various private companies, several of which are also our partners and clients.
•There are many companies that develop online and mobile games and other mobile apps. The larger gaming companies in our gaming ecosystem include Activision Blizzard (Microsoft), Tencent, and Zynga (Take-Two Interactive), as well as other public and private companies, many of which are also our partners and clients. We also expect new developers to enter the market and existing companies to allocate more resources to develop and market more mobile games and apps.
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
Seasonality
The revenue we generate from our Advertising solutions may experience seasonality in the fourth quarter of the year due in part to seasonal holiday demand. As the breadth of advertisers using our Advertising solutions increases, the impact of this seasonality may become more pronounced over time.
Research and Development
Continued investment in research and development is important to advancing our Advertising solutions, and Apps. The continued development of our AI-powered AXON advertising engine is critical to our future growth and competitive advantage. These AI advancements are also key to attaining our strategic objectives and meeting the evolving needs of our customers. The underlying elastic architecture of our solutions allows us to create, test, and deploy new features rapidly while distributing them globally.
Our research and development team is working on cutting edge technologies, which allows us to attract top talent globally. As of December 31, 2024, we had approximately 788 employees, or 50% of our total headcount, involved in research and development and related activities. Our research and development organization is based in Palo Alto, California with additional resources around the world.
Intellectual Property
Our success depends in part upon our ability to protect our intellectual property rights with respect to our Advertising solutions and Apps, and to operate without infringing, misappropriating or otherwise violating valid and enforceable third-party intellectual property. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. Though we rely in part upon these legal and contractual protections, we believe that factors, such as our unique position in the advertising ecosystem, our expertise and determination of our employees, the speed of our technological development and the functionality and flexibility of our Advertising solutions in an ever-evolving industry, are critical contributors to our success.
As of December 31, 2024, we owned the following trademarks related to the business: 58 registered trademarks in the United States, 16 pending trademark applications in the United States, as well as 400 registered trademarks in non-U.S. jurisdictions, and 31 pending trademark applications in various non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.applovin.com. As of December 31, 2024, we owned seven patents related to our Advertising solutions and four related to our Apps business.
We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. We take steps to protect our proprietary information, in part, by entering into confidentiality agreements with our employees, consultants, developers, and vendors, and generally limiting access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our proprietary rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our Advertising solutions or Apps or obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and time consuming. Further, our intellectual property rights may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. See the section titled “Risk Factors—Risks Related to Intellectual Property” for more information regarding risks related to intellectual property.
Employees and Human Capital Resources
As of December 31, 2024, we had a total of 1,563 employees, comprised of 1,533 full-time and 30 part-time/intern employees, located in 17 countries. As a result of our historical strategic acquisition and partnership activity, we also have access to approximately 2,000 additional team members, a majority of whom are research and development resources and all of whom are located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent as well as manage our headcount costs. As of December 31, 2024, approximately 54% of our global employees were located outside of the U.S. and 46% in the U.S. Approximately 45% of our U.S. employees are from one or more diverse groups, including Asian, Hispanic or Latino, Black or African American, Native Hawaiian or Other Pacific Islander, American Indian or Alaska Native, or Two or More Races and approximately 34% of our U.S. employees are female. None of our employees are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees as positive.
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
Compliance with Government Regulation
We are subject to various federal, state, and international laws and regulations that affect companies conducting business on mobile platforms, including those relating to privacy, data protection, and the use and protection of data from employees, users and others (including minors), the internet, behavioral advertising, mobile apps, content, advertising and marketing activities, sweepstakes and giveaways, e-commerce and anti-corruption. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we can collect and process data of users, employees and others, communicate with users, and operate our business. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our Advertising solutions, Apps, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to further scale our Advertising solutions and include additional Apps, as we continue to operate our AI-powered advertising engine AXON, and as our operations continue to expand internationally, our compliance requirements and costs may increase and we may be subject to increased regulatory scrutiny.
Data Privacy and Security Laws
The data we collect and otherwise process is integral to our Advertising solutions and Apps, providing us with insights to improve our AI-powered advertising engine AXON and our developer tools, to optimize app discovery and monetization and to improve our Apps. Our collection, use, receipt, and other processing of data in our business subjects us to numerous U.S. state and federal laws and regulations, and foreign laws and regulations, addressing privacy, data protection and the collection, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data. Such regulations include, for example, the European Union General Data Protection Regulation, the Children’s Online Privacy Protection Act, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act and similar U.S. state laws. We work to comply with, and to help allow developers and advertising ecosystem partners to comply with, applicable laws and regulations relating to privacy, data protection and information security. This helps underpin our strategy of building trust and providing a strong experience to advertising ecosystem partners and clients. See the section titled “Risk Factors—Risks Related to Legal and Regulatory Matters—We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection, advertising, tracking, targeting, and protection of minors, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could adversely affect our business, financial condition, and results of operations” for additional information about our approach to laws and regulations relating to privacy, data protection, and information security.
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
•our ability to maintain our culture;
•our ability to attract new clients, the loss of clients, or reduction in spend by clients;
•competition in our industry and our ability to adapt to technological change;
•our ability to address or mitigate technical limitations in our systems and to maintain and scale our technical infrastructure;
•concentration of our revenue sources;
•our future growth into new business opportunities;
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
•our ability to maintain our brand awareness;
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
•liability for content that is distributed through or advertising that is served through our Advertising solutions or Apps;
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
•our substantial indebtedness and obligations thereunder;
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
Risks Related to Our Business, Operations and Industry
Our results of operations are likely to fluctuate from period-to-period, which could cause the market price of our Class A common stock to decline.
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
•changes to our Advertising solutions, Apps, or other offerings,
•the timing and efficacy of improvement to our algorithms, models and AI-powered AXON advertising engine generally;

•the development and introduction of new solutions, entry into new markets, or the development of new mobile apps by our studios or our competitors;
•changes to the policies or practices of companies or governmental agencies that determine access to third-party platforms, such as the Apple App Store and the Google Play Store, or to our Advertising solutions, Apps, website, or the internet generally;
•changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers ("IDFA"), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;
•the diversification and growth of revenue sources beyond our current Advertising solutions and Apps;
•our ability to achieve the anticipated synergies from our strategic acquisitions and effectively integrate new assets and businesses acquired by us;
•the success of our strategic review of our Apps portfolio;
•the actions of our competitors, both with respect to their own offerings and, to the extent such competitors are also our clients, with respect to their use of our Advertising solutions;
•costs and expenses related to the strategic acquisitions and partnerships, including costs related to integrating mobile gaming studios or other companies that we acquire, as well as costs and expenses related to the development of our Advertising solutions or Apps;
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
In particular, it is difficult to predict if, when, or how newly-launched products, software or new markets may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new App or product will become popular amongst users and generate revenue. The success of our business depends in part on our ability to develop and enhance our Advertising solutions, including expansion into new markets, and consistently and timely launch new Apps and products. It is difficult for us to predict with certainty when we will expand our Advertising solutions, launch a new App or product, or enter a new market as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Advertising offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new Apps or products or maintain or improve existing Apps or successfully enter a new market, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
The advertising and mobile app ecosystems are prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Advertising solutions, Apps, and other offerings involve the collection, storage, transmission, and other processing of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees and clients or other third parties. We also store and implement measures designed to secure the source code for our Advertising solutions and Apps as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our Advertising solutions, Apps, or our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information, content, or payment information from users, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other processing of such data, or unavailability of data or of our Advertising solutions, Apps, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation, or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Advertising solutions, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our systems and networks and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our Advertising solutions, Apps, and other offerings, our systems and other systems used in our business, and our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities, or breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our Advertising solutions, Apps, or other offerings and otherwise harm our reputation and market position.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements, may receive or store information provided by us or by our users through mobile or web apps or other means. These third parties or others may misappropriate or misuse this information. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data or our users’ data may be lost, destroyed, or accessed, modified, disclosed, or otherwise processed in unauthorized manners. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures and other costs relating to the incident, and we may face claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Advertising solutions or Apps; and to prevent and detect security breaches; we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner, or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of increases in remote work. Our use of third-party systems for remote workforce operations introduces security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with geopolitical events and conflicts, such as those in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
Additionally, our Advertising solutions and other offerings operate in conjunction with, and we are in some cases dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or compromised or do not contain defects or bugs that could result in a disruption, breach, or other incident impacting our systems and networks or those of third parties that support us and our platform and service. Security vulnerabilities, malicious code, errors, or other bugs or defects in these third-party products, services, and components could cause us to face increased costs, claims, liability, and additional or new obligations, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other security incident in a timely manner, or implement adequate preventative measures.

Further, we utilize AI technologies in our Advertising solutions and Apps and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related liability and harm to our reputation. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
In addition to our efforts to mitigate cybersecurity risks, we are working to combat misuse of our services and user data by third parties. We may not discover all such incidents or other activities, in connection with our efforts to combat misuse or otherwise, and we may be notified of such incidents or activity by users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the processing of user data or use of our systems in manners inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety or spamming, scraping, data harvesting, or unsecured datasets. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, some of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and our agreements with certain customers or partners may require us to notify them or fulfill other obligations in the event of a security breach or incident. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or incidents or improper access to, or disclosure or other processing of, data, which has occurred in the past and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices and to pay fines or penalties. Such actual or perceived breaches or other incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
Our insurance coverage may not extend to all types of privacy or security breaches or other incidents, and it may be insufficient to cover all costs and expenses associated with such incidents. Further, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition, or results of operations.
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
For example, since 2021, Apple has implemented an application tracking transparency framework that, among other things, requires users' opt-in consent for certain tracking. While this framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on IDFA to provide us with data that helps our Advertising solutions better market and monetize Apps. Apple also implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our App. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Advertising solutions may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Apple also incorporated new SDK privacy controls into iOS 17, released in September 2023.
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
If issues arise with third-party platforms that impact the visibility or availability of our Apps, our users’ ability to access our Apps or our ability to monetize our Apps, or otherwise impact the design or effectiveness of our Advertising solutions, our business, financial condition, and results of operations could be adversely affected.
We are highly dependent on our co-founder and chief executive officer, as well as our senior management team, we operate a lean organizational structure and our business and growth may be adversely affected if we fail to attract, retain, and motivate key personnel.
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
We believe strongly in operating a lean organizational structure, leveraging technology wherever possible, as it allows us to adapt our business as needed and affords increased opportunity to our employees. While this approach enhances efficiency and cost control, it may also expose us to certain risks. While we believe our lean culture allows us to move faster than other companies our size, a lean workforce could limit our ability to scale operations quickly in response to increased demand, develop new products or services in a timely manner, or effectively manage multiple initiatives simultaneously. Additionally, key employees often hold multiple responsibilities, making us more vulnerable to disruptions caused by turnover or unexpected absences. If we are unable to attract, retain, and efficiently allocate personnel, our operational capabilities, growth potential, and competitive position could be adversely affected. Furthermore, as we expand, we may need to hire additional employees and enhance our infrastructure to support growth. Failure to do so in a timely or effective manner could strain our existing workforce and negatively impact our financial performance and strategic objectives.
In addition, our ability to execute our strategy depends in part on our continued ability to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of AI development, machine learning, product management, engineering and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in Silicon Valley, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be challenging as we continue to navigate the global working environment. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture has been critical to our success and will be important for our continued growth. We face a number of challenges that may affect our ability to sustain our corporate culture, including: failure to identify, attract, reward, and retain people in critical technical and leadership positions in our organization who share and further our culture and values; the increasing size and geographic diversity of our workforce; competitive pressures to move in directions that may divert us from our culture and values; the continued challenges of a rapidly-evolving industry; the increasing need to develop expertise in new areas of business that affect us; a negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and the integration of new personnel and businesses from acquisitions. If we are not able to maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, and results of operations could be adversely affected.
The failure to attract new clients, the loss of clients, or a reduction in spending by these clients could adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue is Advertising Revenue and In-App Advertising ("IAA") Revenue from our Apps. Advertising Revenue is mostly from AppDiscovery and is generated from our advertisers, typically on a performance-based, cost-per-install basis, then shared with our advertising publishers, typically on a cost per impression model. IAA Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of mobile games. As is common in the advertising ecosystem, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
Revenue could also be impacted by a number of other factors, including:
•our ability to attract and retain clients, including, for example, in new markets such as e-commerce and social;
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
•changes in measuring or pricing of mobile or other advertising markets;
•our ability to recruit, train, and retain personnel to support continued growth of our Advertising solutions;
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
•the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our Advertising solutions to advertisers, developers and publishers, or our ability to further improve such tools;
•government actions or legislative, regulatory, or other legal developments relating to AI or advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt in or opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the "GDPR"), ePrivacy Directive, the California Consumer Privacy Act (the "CCPA") as amended by the California Privacy Rights Act (the "CPRA"), similar U.S. privacy laws in other states, and the Children’s Online Privacy Protection Act (the "COPPA");
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Advertising solutions or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, inflation, high interest rates, uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as in Ukraine and the Middle East, as well as, friction between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
From time to time, certain of these factors have adversely affected our revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our Advertising solutions and use of our Apps, which may reduce the prices we receive for our advertisements or cause clients to stop advertising with us altogether, either of which would adversely affect our business and results of operations. The failure to attract new clients, loss of clients, or reduction in spending by clients could adversely affect our business, financial condition, and results of operations.

The advertising ecosystem and mobile gaming are intensely competitive. If clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
We face significant competition in the advertising ecosystem and in mobile gaming. We offer a suite of solutions for advertisers to get their content discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from clients for fees paid by advertisers, including developers, that use our Advertising solutions and from the sale of advertising inventory of our Apps. Advertisers often engage with several advertising platforms and networks to purchase advertisements and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms, mobile apps and games, media, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, Amazon, and Unity Software as well as various private companies, several of which are also our partners and clients. Additionally, our studios build many of our Apps using the development kits offered by Unity Software. Changes in pricing or the terms on which developers engage with companies in the mobile app ecosystem, such as the pricing changes announced by Unity Software in September 2023, could negatively impact our studios and the mobile app ecosystem generally. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our Advertising solutions or advertise on our Apps.
Additionally, we also compete with businesses that develop online and mobile games and other mobile apps, which vary in size and include companies such as Activision Blizzard (Microsoft), Tencent, and Zynga (Take-Two Interactive), as well as other public and private companies, many of which are also our partners and clients. As we expand our global operations and mobile app offerings, we increasingly face competition from high-profile companies with significant online presences that may introduce new or expanded offerings, such as Apple, Facebook, Google, Microsoft, and Snap. In addition, other large companies that to date have not actively focused on mobile apps or gaming may decide to develop mobile apps or gaming offerings, such as Amazon’s games platform, or partner with other developers. Some of these current and potential competitors have significantly greater resources that can be used to develop, acquire, or brand additional mobile apps or gaming alternatives, and may have more diversified revenue sources than we do and therefore may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact our business or industry.
Further, as there are relatively low barriers to entry to develop and publish a mobile app, we expect new competitors to enter the market and existing competitors to allocate more resources towards developing and marketing competing games and apps. Because our mobile games are free-to-play, our Apps compete primarily on the basis of user experience rather than price. The proliferation of apps makes it difficult for us to differentiate ourselves from our competitors and compete for users and the success of our Apps will depend in part on our Advertising solutions continuing to provide effective marketing and monetization tools.
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of our users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. During periods of macroeconomic uncertainty, levels of advertising and discretionary spending have historically decreased and are likely to decrease and therefore this competition may intensify, which has at times harmed and may in the future harm our revenue. In addition, non-game applications for mobile devices, such as social media and messaging, television, movies, music, dating, and sports, have become increasingly popular, making the overall mobile app ecosystem highly fragmented and making it more difficult for any mobile app to differentiate itself. To the extent we explore entering into new markets or new business opportunities in the advertising ecosystem, mobile gaming, or otherwise, we may also compete with established businesses with more experience in such areas. Increasing competition could result in decreases in our App users, increased user acquisition costs, lower engagement with our Apps, and loss of key personnel, all of which could adversely affect our business, financial condition, or results of operations.
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
Technology changes rapidly in the advertising ecosystem and in mobile gaming. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients and users, we may develop new products or enter into new markets, such as e-commerce or social, and we will need to enhance and improve our Advertising solutions and Apps. Our ability to improve the effectiveness and predictability of our advertising recommendations through improvements to our AI-powered advertising engine AXON is critical to our continuing success and future growth. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects, both of which could adversely affect our business, financial condition, and results of operations.
Our business also currently depends in part on the growth and evolution of the internet, especially mobile internet-enabled devices. The number of people using mobile internet-enabled devices has increased rapidly over time, and we expect that this trend will continue. However, the markets in which we operate may not grow in the way we anticipate. We must continually anticipate and adapt to emerging technologies to stay competitive, including the development of AI and its impacts on the advertising ecosystem and mobile gaming. As the technological infrastructure for internet access improves and evolves, consumers will be presented with more opportunities to access apps and play games on a variety of devices and platforms and to experience other leisure activities that may compete with mobile apps. Forecasting the financial impact of these emerging technologies and business models is inherently uncertain and volatile. If we decide to support a new technology or business model in the future, it may require partnering with a new platform, technology, or business partner, which may be on terms that are less favorable to us than those for traditional technologies or business models.
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
If, on the other hand, we do not continue to enhance our Advertising solutions or Apps, or do not appropriately allocate our resources amongst opportunities, or we otherwise elect not to pursue new business models that achieve significant commercial success, we may face adverse consequences. For example, we do not currently offer our Apps on all devices or all gaming platforms. If the devices on which our Apps are available decline in popularity or become obsolete faster than anticipated, or if new platforms emerge other than those on which our games are offered, we could experience a decline in revenue and in our number of App users, and we may not achieve the anticipated return on our development efforts. It may take significant time and expenditures to shift product development resources to new technologies, and it may be more difficult to compete against existing products incorporating such technologies. If new technologies render mobile devices obsolete or we are unable to successfully adapt to and appropriately allocate our resources amongst current and new technologies, our business, financial condition, and results of operations could be adversely affected.
Our Advertising solutions and Apps, as well as our internal systems, rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business, financial condition, and results of operations.
Our Advertising solutions and Apps, as well as our internal systems, rely on software and hardware, including AI technologies, that are highly technical and complex. In addition, our Advertising solutions and Apps, as well as our internal systems, depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients and users who use our offerings, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product or App launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect data and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our Advertising solutions or the accuracy of data in the Advertising solutions, our clients may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions, such as with respect to our Apps using such Advertising solutions or any future strategic acquisition, that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our clients may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations.
Our business depends in part on our ability to maintain and scale our technical infrastructure, and any significant disruption to our Advertising solutions or Apps could damage our reputation, result in a potential loss of engagement, and adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain our clients and users depends in part on the reliable performance of our Advertising solutions and Apps. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients and users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and revenue growth. Additionally, we rely on certain third-party providers for our increasing network capacity and computing power needs, and if we fail to properly anticipate our needs or secure sufficient capacity at a reasonable cost, our ability to scale and grow our business, or our profitability, could be negatively impacted. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
Our revenue has been concentrated in the mobile app ecosystem and any failure to successfully expand and diversify our revenue sources beyond the mobile ecosystem could adversely affect our business, financial condition, and results of operations.
We face concentration risk in that our Advertising solutions and Apps operate in the mobile app ecosystem and specifically mobile gaming. As such, our business depends, in part, on the continued health and growth of these app ecosystems. Further, a significant amount of our total revenue is derived through a limited number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook. Because Facebook and Google are also significant partners of Adjust, a deterioration in our or Adjust’s relationship with such companies would have a greater impact on our business, financial condition, and results of operations. If any of these concentrated portions of our revenue are harmed or are lost, our business, financial condition, and results of operations could be adversely affected.
Our future growth may involve expansion into new business opportunities, and any efforts to do so that are unsuccessful or are not cost-effective could adversely affect our business, financial condition, and results of operations.
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, such as e-commerce. Additionally, our future growth may include expansion into additional features for for our advertisers and publishers, other mobile app sectors, social, e-commerce or related markets, connected TV markets through Wurl, OEM and carrier-related markets through our Array product initiative, or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we have developed and continue to further develop our AXON platform to support e-commerce advertisers. The expansion of our services to this market is still in its early stages. We also generate revenue through our Wurl CTV business which provides streaming content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. Further, there can be no assurance that we will achieve broader adoption among e-commerce advertisers or that we will effectively develop technology for our AXON platform.
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
General macroeconomic conditions, such as inflation, high interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as, friction between the United States and China, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Advertising solutions. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients, which in turn may harm our business, financial condition, and results of operations. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the advertising ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
Absent such strategic transactions, we would need to undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake such additional efforts on our own, we may need to obtain additional expertise and additional capital, which may not be available to our company on acceptable terms, if at all. If we are unable to do any of the foregoing, we may not be able to develop our Advertising solutions and Apps effectively or achieve our expected product roadmap on a timely basis, which could adversely affect our business, financial condition, and results of operations.
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
•increased risk of loss, data breaches or cybersecurity attacks from our global operations;
•developing and customizing Advertising solutions and Apps that appeal to the tastes and preferences of users in international markets;
•the inability to offer certain Advertising solutions or Apps in certain foreign countries;
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
•increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, equity, job types, and lines of business globally; and
•liability for activities of the acquired company before the acquisition, including intellectual property, commercial, and other litigation claims or disputes, security vulnerabilities, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities.
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
We continue to optimize our Apps portfolio and its cost structure, focusing on identifying those assets which contribute value and how best to optimize each of those asset’s contribution to our overall financial performance. This review resulted in the divestiture or closure of certain studios, reductions in headcount, restructuring of earn out arrangements, and other changes to our Apps portfolio, such as restructuring of certain assets or choosing to make changes to optimize the cost structure of certain Apps rather than investing in revenue growth. For example, we have reduced our user acquisition spend for our portfolio of Apps as we increased our desired return goals, which has led to improved Apps Adjusted EBITDA margin compared to periods before such adjustments, but also contributed to a decline in Apps Revenue and Monthly Active Payers ("MAPs") compared to periods before such adjustments. In addition, our strategic review and any restructuring actions may lead to claims being made on behalf of affected employees, which could result in complaints by current and former employees, adverse media coverage, investigations, and damages or penalties which could affect our reputation, business, and results of operations. In addition, responding to any such proceeding may result in a significant diversion of management's attention and resources, significant defense costs, and other professional fees. We may not achieve the desired strategic, operational, and financial benefits of any divestiture or other strategic transaction, or any other action taken as a result of our strategic review, and we may incur near term impacts to our results of operations due to our strategic review. For example, in 2022 we incurred $127.9 million in impairment and loss in connection with the sale of certain assets resulting from our strategic review of the Apps portfolio. As a result of this review, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and customers, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our Class A common stock.
On February 12, 2025 we announced that we had entered into a term sheet for the sale of our mobile gaming business to a privately held company for total consideration of $900.0 million, consisting of $400.0 million in shares of the acquirer’s common equity and $500.0 million in cash, subject to customary purchase price adjustments. While the term sheet includes a binding agreement by the parties to use commercially reasonable best efforts in good faith to negotiate and finalize definitive agreements for the proposed transaction, we cannot provide assurances that such definitive agreements will be entered into on the terms included in the term sheet or at all. Further, if such definitive agreements for the proposed transaction are executed, such agreements may be subject to the satisfaction or waiver of certain conditions, including regulatory approvals, and we may not be able to complete the proposed transaction or do so in a timely manner. The proposed transaction will require substantial commitments of time and resources by our management team and others throughout our organization, which could otherwise have been devoted to other opportunities, and failure to complete the proposed transaction may result in negative publicity, any of which could harm our business and cause the market price of our Class A common stock to decline.
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
From time to time, we have entered into strategic partnerships with mobile gaming studios in addition to those studios that are wholly-owned. We have historically allowed our strategic partner studios to continue their operations with a degree of autonomy. In certain of these transactions, we have bought games from such partner studios and entered into development agreements whereby such partner studios provide us support in developing and improving games. These agreements typically have a fixed term, after which our partner studios may choose not to continue working with us. Any deterioration in our relationship with partner studios may harm our ability to monetize the games we purchase or develop and launch future mobile games developed by partner studios and may lead to such partner studios choosing not to renew their partnerships with us or continue to develop new games or support existing games. Further, if a partner studio becomes dissatisfied with us, our brand and reputation may be harmed and we may have more difficulty entering into similar partnerships in the future. Additionally, our international partner studios may be located in areas with less certain legal and regulatory regimes or more potential risks, which may increase our costs to maintain such strategic partnership. If we are unable to maintain any of these partnerships, we may be required to invest significant resources in expanding our other studios or entering into agreements with additional mobile gaming studios in order to continue producing the same volume and quality of Apps, and our business, financial condition, and results of operations could be adversely affected. Our announced term sheet for the sale of our mobile gaming business includes these strategic partnerships. If the definitive agreements for the proposed transaction are executed, such agreements may be subject to the satisfaction or waiver of certain conditions, including regulatory approvals, and we may not be able to complete the proposed transaction or do so in a timely manner. Failure to complete the proposed transaction may result in negative publicity. Any of the foregoing could harm our business and cause the market price of our Class A common stock to decline.
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
•there are changes mandated by legislation, government and regulatory authorities, or litigation that adversely affect our products or users; and
•questions about the quality of our Apps, our data practices or concerns related to privacy and sharing or other processing of user data, safety, security, or other factors.
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
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our Advertising Revenue has expanded rapidly, in particular since the launch of our AI-powered advertising recommendation engine, AXON. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies.
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
Our Apps portfolio depends in part on our ability to increase the amount of IAPs in our Apps, which requires our studios to effectively design mobile games and other apps that create features and virtual goods for which users will pay. Users make IAPs because of the perceived in-app value of virtual goods, which is dependent on the relative ease of obtaining an equivalent good by playing our mobile games. The perceived in-app value of these virtual goods can be impacted by various actions that we take in the mobile games including offering discounts for virtual goods, giving away virtual goods in promotions, or providing easier non-paid means to secure these goods. Managing virtual economies is difficult and relies on our assumptions and judgment. Further, changes in user preferences, including with respect to how they interact with mobile apps and general views towards IAPs, could decrease levels of spending on IAPs on our Apps and in the mobile app ecosystem generally. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any disruption in such economies, our reputation may be harmed and our users may be less likely to play our mobile games and to purchase virtual goods from us in the future, which could adversely affect our business, financial condition, and results of operations.
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
Although we have been profitable on a GAAP basis and had positive cash flow from operations in certain prior periods, we may not always achieve sufficient revenue or manage our expenses in order to achieve positive cash flow from operations or profitability in any given period. Our operating expenses may continue to rise over the long term as we implement additional initiatives designed to increase revenue, potentially including: developing our Advertising solutions and technology stack, launching Apps, strategic acquisitions and partnerships, international expansion, hiring additional employees, and taking other steps to strengthen and grow our company. We are likely to recognize costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. We also anticipate that the costs of acquiring new clients and mobile app users, and otherwise marketing our Advertising solutions and Apps, will continue to rise. Further, we may continue to incur significant costs in connection with strategic acquisitions and partnerships, which costs may increase or become more concentrated to the extent we enter into larger transactions. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all, and which may be dilutive to our stockholders. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses in the future and may not be able to maintain positive cash flow from operations or profitability.
We generally do not have long-term agreements with our clients.
Our clients are not required to enter into long-term agreements with us and may choose to stop using our Advertising solutions at any time. For example, typically our advertising agreements can be executed in as little as one day and can be terminated for convenience on two days’ notice. In order to continue to grow our Advertising solutions, we must consistently provide offerings that clients see as valuable and choose to use. If we fail to maintain our relationships with our clients, or if the terms of these relationships become less favorable to us, our results of operations would be harmed. Additionally, as certain of our clients are also our competitors, these clients may choose to invest in their own offerings rather than continue to use our Advertising solutions. Any failure to maintain our relationships with clients could adversely affect our business, financial condition, and results of operations.
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
If we do not successfully or cost-effectively invest in and maintain awareness of the AppLovin brand, our business, financial condition, and results of operations could be adversely affected.
We believe that investing in and maintaining the AppLovin brand is critical to maintaining and creating favorable relationships with, and our ability to attract, new clients, and key personnel. Increasing awareness of the AppLovin brand will depend largely upon our marketing efforts and our ability to successfully differentiate our Advertising solutions from the offerings of our competitors. In addition, successfully globalizing and extending our brand requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our Advertising solutions, our business, financial condition, and results of operations could be adversely affected.
Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.
We rely on third parties for various aspects of our business, including demand-side platforms, agencies, advertising partners, and publishers who use our Advertising solutions. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms may be given access to personal information in order to bid on advertising inventory, and they may misappropriate and engage in unauthorized use of our information, technology or customers' data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps in other regulated industries and markets, each of which imposes additional regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our Advertising solutions, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies, which in turn imposes additional operational costs to protect our platform, may trigger additional law enforcement or other inquiries, may put our reputation at risk, and may otherwise adversely affect our business, financial condition, and results of operations.
The failure of these third parties to provide or maintain adequate services and technologies could result in a disruption to our business operations. Further, disruptions in the mobile application industry, or financial markets, economic downturns, and poor business decisions may adversely affect our partners and may increase their propensity to engage in fraud or other unlawful activity which could harm our business or reputation, and they may not be able to honor their obligations to us, or we may cease our arrangements with them.
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
We receive, store, and process personal information and other data, including data relating to individuals and households, and we enable our users to share their personal information with each other and with third parties, including within our Apps. Numerous federal, state, and local laws around the world address privacy and the collection, storing, sharing, use, disclosure, deletion, protection, and other processing of personal information and other data, including data relating to individuals and households, the scope of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other obligations.
Various government and consumer agencies have called for, or sought to implement, new regulation and changes in industry practices relating to the collection and processing of information concerning consumer behavior, including by restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. In June 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which generally permits personal data flows from the European Economic Area ("EEA") to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. In October 2022, the United Kingdom announced its plans to depart from the GDPR and implement its own framework, and United Kingdom lawmakers have proposed legislation that would cause its data protection framework to deviate from the GDPR in certain respects. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the impacts of divergent laws and guidance regarding EU and United Kingdom data protection law.
With regard to transfers to the United States of personal data from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield programs as well as standard contractual clauses approved by the EU Commission (the "SCCs"); however, the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU held in the Schrems II case that the EU-U.S. Privacy Shield was invalid and imposed obligations in connection with use of the SCCs. EU regulators also have issued guidance that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs to reflect GDPR requirements. The United Kingdom’s Information Commissioner’s Office also has issued new standard contractual clauses for which implementation is required. Further, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. agreed in principle upon a new EU-U.S. Data Privacy Framework ("EU-U.S. DPF"). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing it to be used to legitimize EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the "UK Extension"), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF may rely upon the UK Extension to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF, has faced legal challenge, and it and the Swiss-U.S. DPF, and UK Extension may be subject to further legal challenges. The European Commission's adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may also be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EEA, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from various jurisdictions to the United States and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may find it necessary to engage in contract negotiations with third parties that aid in processing data on our behalf to address cross-border data transfer matters. We may not be able to find alternative service providers, which could limit our ability to process personal data from impacted jurisdictions and increase our costs and/or impact our Advertising solutions Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to the GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
Moreover, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. The European Commission has a draft regulation, known as the Regulation of Privacy and Electronic Communications ("ePrivacy Regulation"), which would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. On February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, ePrivacy Regulation could have broad impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council.
Another example is California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for residents, including a private right of action for data breaches. The CPRA was approved by California voters in November 2020, went into effect on January 1, 2023, and significantly modified the CCPA, resulting in further uncertainty. Additionally, other states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which are comprehensive statutes containing obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. Certain of these laws provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. The U.S. federal government is also contemplating federal privacy legislation. Our efforts to comply with the CCPA, as modified by the CPRA, and other existing and future legal requirements have required us and will continue to require us to devote significant operational resources and incur significant costs and expenses. Our compliance and oversight efforts regarding privacy, data protection, and security will require significant time and attention from our management and board of directors.
Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years, and the FTC has proposed modifications to its rules implementing COPPA that, if implemented, may subject us to additional liability and require us to dedicate additional compliance resources and modify certain policies and practices. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA, as amended and supplemented by the CPRA, requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”) is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered in other jurisdictions. Although we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
We endeavor to comply with industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that laws, policies, legal obligations, or industry codes of conduct may be implemented, modified, or interpreted, in manners that could prevent us from offering services to categories of users, such as residents of a certain jurisdiction, or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our terms of service or privacy policy, or with applicable laws, regulations, or legal, contractual, or other actual or asserted obligations to users or third parties, concerning privacy, information security, data protection, consumer protection, or protection of minors; or our privacy-related legal obligations, or any compromise of security that results, or is perceived to result, in the unauthorized release or transfer of personal information or other user data, may result in governmental enforcement actions or other proceedings, claims, demands, and litigation by private parties, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Advertising solutions grow and evolves, including through the use of and integration of AI technologies, and our Advertising solutions and our Apps are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
We use AI technologies in connection with the development of our Advertising solutions, including our latest AI-powered advertising engine, AXON, and other product offerings, as well as in other aspects of our business, and we will continue to invest in the expansion of our AI capabilities, including possibly generative AI. These technologies are complex and rapidly evolving, and the development of AI technologies can require significant investment. Expanding our AI capabilities subjects us to many of the risks discussed elsewhere in this Risk Factors section, including risks relating to rapid technological change, the highly technical nature of software, and competition.
Additionally, the introduction of AI technologies into new or existing products or other offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, data protection, or security risks, social or ethical concerns, or other complications that could adversely affect our business, reputation, financial condition or results of operations. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use of third-party AI technologies in connection with our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. AI technologies, including generative AI, may create content that is, or is perceived to be, deficient, inaccurate, biased, offensive, unethical, or otherwise flawed. Our customers or others may rely on or use this content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.
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
Any allegations or violations of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or disbarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement of profits, other sanctions and remedial measures, and prohibitions on the conduct of our business, any of which could adversely affect our reputation, business, financial condition, and results of operations. Responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we violate the controls.
Our Advertising solutions and Apps may be subject to U.S. export controls, including the Export Administration Regulations. Under these regulations, exports of our products and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable.
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
In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes in our Advertising solutions or Apps, or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.
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
We are subject to tax laws, regulations, and rulings in the United States and numerous foreign jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, in the tax regimes that we are subject to or operate under could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022 (the "IRA"), enacted in August 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The IRA also imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. Finally, a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, have enacted changes to existing tax laws or new laws that could impact our tax obligations, including a framework that imposes a 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions in the European Union, effective for fiscal years beginning on or after December 31, 2023. These or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property and the valuation of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure and intercompany agreements, including through future acquisitions or divestitures, in addition to changes in domestic or international tax laws (such as the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions) could impact our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.
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
We collect sales tax and value added taxes in a number of jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, following the U.S. Supreme Court’s ruling in June of 2018 in South Dakota v. Wayfair, Inc., U.S. states may require an out-of-state seller with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to sales tax to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers, create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
We may not be able to realize tax savings from our international structure, which could materially and adversely affect our results of operations.
In 2023, we completed an international restructuring that included the inter-entity license of certain intellectual property and other assets used in the business to our Singapore subsidiary. This structure may be challenged by tax authorities, and if such challenges are successful, the tax savings we expect to realize could be adversely affected. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure (such as the 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions), if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm's-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could materially and adversely affect our financial condition and results of operations.
If we are found liable for content that is distributed through or advertising that is served through our Advertising solutions or Apps, our business could be adversely affected.
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
However, the DMCA, Section 230, and similar statutes and doctrines that we may rely on in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. Future regulatory or legislative changes may ultimately require us to take a more active approach towards content moderation, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our revenue. Moreover, the DMCA and Section 230 provide protections primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be adversely affected. If we become liable for these types of claims as a result of the content that is included in our Apps or the advertisements that are served through our Advertising solutions, then our business may be adversely affected. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could adversely affect our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.
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
We regard our Advertising solutions and Apps and related source code as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark, and trade secret laws and employee and third-party non-disclosure agreements, to protect our proprietary rights. We view the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions and business practices. We also enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and business practices may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.
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
From time to time, we have faced, and we may face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to alter our Advertising solutions or Apps, in a particular geographic region or worldwide, pay royalties or significant settlement costs, purchase licenses, or develop substitutes.
In certain of our agreements, we also indemnify our licensees and other business partners. We may incur significant expenses defending these business partners if they are sued for intellectual property infringement based on allegations related to our technology. If a business partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because our Advertising solutions and Apps often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against one of our mobile games or other products and services in question, even if the claim does not pertain to our technology.
Many of our products and services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could adversely affect our business, financial condition, and results of operations.
We use open source software in our Advertising solutions and Apps and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate continuing to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, under some open source licenses, if we combine our proprietary software with open source software in a certain manner, third parties may claim ownership of, a license to, or demand release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code. Such third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software and open source software could incorporate AI generated code which may be a result of hallucinatory behavior. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, reputation, financial condition, and results of operations.
Our ability to acquire and maintain licenses to intellectual property may affect our business, financial condition, and results of operations. Competition for these licenses may make them more expensive and increase our costs.
While most of the intellectual property we use in our Advertising solutions and Apps is created by us, from time to time, we also acquire rights to third-party intellectual property. Proprietary licenses may limit our use of intellectual property to specific uses and for specific time periods, require time and attention of licensors in providing guidance and related approvals, and include other contractual obligations with which we must comply. Additionally, competition for these licenses is intense and often results in increased advances, minimum payment guarantees, and royalties to the licensor, and as such we may be unable to identify suitable licensing targets or complete licensing arrangements. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our business and results of operations could be adversely affected. Further, if the mix of IAPs shifts toward mobile games in which we use licensed intellectual property or if we develop additional Apps that require licensing of third-party intellectual property, our overall margins may be reduced due to royalty obligations.

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
We have a substantial amount of indebtedness and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.
As of December 31, 2024, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of December 31, 2024, we have no outstanding loans under the Credit Agreement. There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
Our indebtedness could adversely impact us. For example, these obligations could among other things:
•require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes
•make it difficult for us to pay other obligations;
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
•increase our vulnerability to adverse and economic and industry conditions;
•increase our exposure to interest rate risk from variable rate indebtedness;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•limit our flexibility in planning for and reacting to changes in our business.
In addition, from time to time we have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our credit facility, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.Upon the occurrence of a change of control repurchase event (as defined in the indenture governing the Senior Notes), we will be required to repurchase the Senior Notes at the option of each holder. We may not have sufficient funds to repurchase the Senior Notes in cash at the time of any change of control repurchase event. Upon the occurrence of a change of control (as defined in the Credit Agreement), the lenders thereunder could accelerate the obligations under the Credit Agreement and terminate the commitments under the Credit Agreement. The indentures governing the Senior Notes also include customary affirmative and negative covenants (including covenants restricting our ability to incur certain liens and enter into sale and leaseback transactions, subject to certain exceptions), events of default, and other customary provisions. The Credit Agreement also imposes restrictions on us and requires us to maintain compliance with specified covenants regardless of whether any amounts are outstanding thereunder. Our ability to comply with these covenants may be affected by market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. A breach of any of the covenants in the indentures governing the Senior Notes or the Credit Agreement could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness (in the case of the Credit Agreement), and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. The acceleration of the indebtedness under the Credit Agreement, the Senior Notes, or under any other indebtedness could have a material and adverse effect on our business, financial condition, and results of operations.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term growth opportunities. Liquidity, asset quality and cost structure could also be considered by the rating agencies. The applicable margins with respect to the loans incurred under the Credit Agreement will vary based on our applicable public debt credit ratings assigned by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC, Fitch’s and any successor to each such rating agency business. Moreover, our Senior Notes are currently rated investment-grade by various rating agencies. A ratings downgrade, including any announcement that our ratings are under further review for a downgrade, could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

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
If we are unable to repay or otherwise refinance our indebtedness when due, or if any other event of default is not cured or waived, the applicable lenders or holders could accelerate our outstanding obligations, which could force us into bankruptcy or liquidation. In the event the applicable lenders or holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our indebtedness could have a material and adverse effect on our business.
We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to continue to develop our Advertising solutions, enhance our existing Apps and develop new Apps and features, improve our operating infrastructure, or enter into new markets or strategic acquisitions and partnerships. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. Our ability to obtain additional financing that we may choose or need, including for the refinancing of future debt maturities or potential strategic acquisitions and investments, will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Also, if we raise additional funds through future issuances of equity or equity-linked securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our Credit Agreement, which provides for a revolving credit facility, contains a financial covenant with which we must comply. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations could be adversely affected.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2024, the Voting Agreement Parties collectively held approximately 68% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among the Voting Agreement Parties. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon certain events specified in our amended and restated certificate of incorporation.
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
The market price of our Class A common stock has, and may continue to, fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that have in the past caused and could in the future cause fluctuations in the market price of our Class A common stock include the following:
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
•actual or perceived significant data breaches involving our Advertising solutions or Apps;
•the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•third-party data published about us or other advertising or mobile gaming companies, whether or not such data accurately reflects circumstances;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•fluctuations in the trading volume of shares of our Class A common stock or the size of our public float;

•short selling of our Class A common stock or related derivative securities, and the publication of short seller reports;
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
In addition, the market price of our Class A common stock has in the past fluctuated and could in the future fluctuate for reasons unrelated to our business, financial condition, or results of operations, including if the market for technology stocks or the stock market in general experiences a loss of investor confidence. The market price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock.
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
In October 2024, our board of directors authorized an increase to our share repurchase program of up to $2.0 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions. As of December 31, 2024, $2.3 billion of Class A common stock was available for repurchase under our share repurchase program. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
As part of our overall risk management system, we monitor and test our safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies and educated about cybersecurity best practices through annual company-wide cybersecurity training, regular phishing simulations and cybersecurity reminders, and role-based training, as appropriate.
Our cybersecurity risk management program is closely based upon recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and certain other applicable industry standards. In 2024, we obtained our ISO/IEC27001 certification.
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
To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced cybersecurity incidents. For information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, including the risk factor entitled “Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.”
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

Our Head of Information Security and Compliance and our InfoSec management team are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Head of Information Security and Compliance has over two decades of experience leading cybersecurity, data privacy and risk management programs for large, multi-national organizations and Fortune 500 companies, and CISSP and CRISC certifications. Our InfoSec management team is comprised of qualified cybersecurity professionals whose collective expertise includes penetration testing, cyber threat intelligence, data privacy, information security, and risk and compliance in the healthcare, financial, and technology industries, with certifications such as CISA, CRISC, CISSP, CCSP, CIPP, GIAC, and OSCP.
Our Head of Information Security and Compliance and our InfoSec management team, in partnership with our legal privacy team, oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Head of Information Security and Compliance and our InfoSec management team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through their implementation and oversight of safeguards, including through the use of automated tools and manual processes, like security event monitoring, vulnerability scanning, threat analytics, security awareness and training, endpoint security, bug bounty program, offensive security testing, and third-party risk and monitoring.
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
Item 2. Properties
Our corporate headquarters is in Palo Alto, California, where we currently lease approximately 72,812 square feet under a lease agreement that expires in May 2028. We also lease and license additional facilities in the United States and internationally, including in Beijing and Shanghai, China; Berlin and Frankfurt, Germany; and Singapore.
We believe that our facilities are suitable to meet our current needs. However, should we need to expand our facilities and add new facilities, we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. If we choose to expand our facilities or locations, we expect to incur additional expenses.
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
Holders of Record
As of December 31, 2024, there were approximately 39 stockholders of record of our Class A common stock, 8 stockholders of records of our Class B common stock and no holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. All shares of Class B common stock are beneficially held by Adam Foroughi and Herald Chen, collectively with certain affiliated trusts.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and the S&P 500 Information Technology Index ("S&P IT") through December 31, 2024. The graph assumes $100 was invested at the market close on April 15, 2021, which was the first day our Class A common stock began trading. Data for the S&P 500 and S&P IT assumes reinvestment of dividends. The offering price of our Class A common stock in our initial public offering on April 15, 2021 was $80.00 per share. The graph uses the closing market price on April 15, 2021 of $65.20 per share as the initial value of our Class A common stock.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.
Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
During the three months ended December 31, 2024, we issued 36,557 shares of our Class A common stock upon the vesting of RSUs under our 2021 Partner Studio Incentive Plan.
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
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31	—	$—	—	$2,272
November 1 - 30	—	$—	—	$2,272
December 1 - 31	—	$—	—	$2,272
Total	—		—

(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In 2023, our board of directors authorized an increase to the repurchase program of $743.6 million. In 2024, our board of directors authorized increases to the repurchase program of an aggregate amount of $3.3 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 10 - Equity of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
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
Overview
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end software and AI-powered solutions for businesses to reach, monetize and grow their global audience. We also operate a portfolio of owned mobile apps and accelerated our market penetration through an active acquisition and partnership strategy. Our scaled business model is intricately linked to the advertising ecosystem, providing a durable competitive advantage. We generate revenue when our advertisers achieve their return on spend targets with our Advertising solutions, ensuring that their success directly fuels our growth.
Since our founding in 2011, we have been focused on building Advertising solutions for advertisers to improve the marketing and monetization of their content. Our founders, who were mobile app developers themselves, quickly realized the real impediment to success and growth in the advertising ecosystem was a discovery and monetization problem—breaking through the congested app stores to efficiently find users and successfully grow their business. Their first-hand experience with these challenges led to the development of our infrastructure and Advertising solutions. We capitalized on our success and understanding of the mobile app ecosystem by entering into the mobile game apps industry in 2018. Our global diversified portfolio of apps now consist of over 200 free-to-play mobile games across five genres, run by ten studios.
For 2024, our revenue grew 43% year-over-year from 2023, from $3.3 billion in 2023 to $4.7 billion in 2024. For 2023, our revenue grew 17% year-over-year from 2022, from $2.8 billion in 2022 to $3.3 billion in 2023. We generated net income of $1.6 billion in 2024, net income of $356.7 million in 2023, and net loss of $192.9 million in 2022. We generated Adjusted EBITDA of $2.7 billion, $1.5 billion, and $1.1 billion in 2024, 2023, and 2022, respectively. Additionally, we have generated strong cash flows, with net cash provided by operating activities of $2.1 billion, $1.1 billion, and $412.8 million in 2024, 2023, and 2022, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase and withhold shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Recent Developments
On February 12, 2025, we announced that we entered into a term sheet for the sale of our mobile gaming business to a privately held company (the “Acquirer”) for total consideration of $900.0 million (the “Term Sheet”). The Term Sheet provides for the total consideration to consist of $400.0 million in shares of the Acquirer’s common equity and $500.0 million in cash, subject to customary purchase price adjustments. The Term Sheet also provides that the Acquirer will borrow up to $250.0 million of the cash portion of the total consideration and that, if the Acquirer is unable to obtain such financing, we agree to provide financing in such amount to the Acquirer through the issuance of a promissory note. The Term Sheet is non-binding, except with respect to an agreement by the parties to use commercially reasonable best efforts in good faith to negotiate and finalize definitive agreements for the proposed transaction, a prohibition on us from engaging in discussions or negotiations with any third party other than the Acquirer regarding the sale of our mobile gaming business for a specified period, and customary terms such as fees and expenses, governing law, and termination.
Our Business Model
We collect revenue from Advertising and our Apps. During the twelve months ended December 31, 2024, Advertising Revenue represented 68% of total revenue and Apps Revenue represented 32% of total revenue.
We report our operating results through two reportable segments: Advertising and Apps.
Our CODM, the Chief Executive Officer, evaluates performance of each segment based on several factors, of which the financial measures are segment revenue and segment adjusted EBITDA, as defined in Note 14 to our consolidated financial statements.
The Advertising and Apps segments provide a view into the organization of our business and generate revenue as follows:
Advertising Revenue
We primarily generate Advertising Revenue from fees paid by advertisers who use our Advertising solutions to grow and monetize their content. We are able to grow our Advertising Revenue by improving our various technologies.
Advertising clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. We see multiple opportunities to gain new Advertising clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
Our Advertising solutions include AppDiscovery, MAX, Adjust, and Wurl. Clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of Advertising Revenue. Revenue is generated from our advertisers, typically on a performance-basis, and shared with our advertising publishers, typically on a cost per impression model.
Advertising clients use MAX to optimize purchases of app advertising inventory. The MAX tool provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more advertising networks move to in-app real-time bidding, we expect growth in the adoption of, and revenue from, MAX.
Advertising clients use Adjust's measurement and analytics marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Advertising clients use Wurl's CTV platform to distribute streaming video, maximize Advertising Revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, typically on a usage-based model.
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase (“IAP") and when clients purchase the digital advertising inventory of our portfolio of Apps ("IAA"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP Revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 68% of total Apps Revenue for the twelve months ended December 31, 2024.
During the twelve months ended December 31, 2024, we had an average of 1.6 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $51. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 32% of total Apps Revenue for the twelve months ended December 31, 2024.
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
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Monthly Active Payers (millions)	1.6	1.8	2.3
Average Revenue Per Monthly Active Payer	$51	$46	$43
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income (loss) before interest expense and loss on settlement of debt, other income, net (excluding certain recurring items), provision for (benefit from) income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, acquisition-related expense and transaction bonus, publisher bonuses, MoPub acquisition transition services, restructuring costs, loss on disposal of long-lived assets, and non-operating foreign exchange (gain) losses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for 2024, 2023, and 2022, and a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except percentages)
Net income (loss)	$1,579,776	$356,711	$(192,947)
Adjusted as follows:
Interest expense and loss on settlement of debt	318,260	275,665	171,863
Other income, net[1]	(25,440)	(7,831)	(18,647)
Provision for (benefit from) income taxes	(3,771)	23,859	(12,230)
Amortization, depreciation and write-offs	448,680	489,008	547,084
Loss on disposal of long-lived assets	1,646	—	127,892
Non-operating foreign exchange (gain) loss	291	(1,224)	(164)
Stock-based compensation	376,455	363,107	191,612
Acquisition-related expense and transaction bonus	885	1,047	21,279
Publisher bonuses[2]	—	—	209,635
MoPub acquisition transition services[3]	—	—	6,999
Restructuring costs	22,823	2,316	10,834
Adjusted EBITDA	$2,719,605	$1,502,658	$1,063,210
Net income (loss) margin	33.5%	10.9%	(6.8)%
Adjusted EBITDA margin	57.8%	45.8%	37.7%

1 Excludes recurring operational foreign exchange gains and losses.
2 In association with the MoPub acquisition, we incurred certain costs to incentivize publishers to migrate to our MAX mediation solution, including existing publishers of MoPub as well as publishers on other competitor offerings. We have not historically incurred significant publisher migration costs, nor do we currently intend to incur significant publisher migration costs in the future. As such, we have removed the impact of these costs from Adjusted EBITDA.
3 Reflects one-time transition services provided by Twitter to AppLovin.

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
The following table provides our Free Cash Flow for 2024, 2023, and 2022, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$2,099,011	$1,061,510	$412,773
Less:
Purchase of property and equipment	(4,776)	(4,246)	(662)
Principal payments of finance leases	(20,875)	(20,170)	(24,083)
Free Cash Flow	$2,073,360	$1,037,094	$388,028
Net cash used in investing activities	$(106,754)	$(77,829)	$(1,371,468)
Net cash used in financing activities	$(1,749,844)	$(1,562,791)	$(526,848)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.

Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Advertising solutions to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our technology, including our AI-powered advertising engine AXON, AppDiscovery, Adjust, and MAX, will further improve effectiveness for advertisers. In addition, we plan to continue to invest in the AI-based, self-learning capabilities of our advertising recommendation engine, AXON. Our investments will also allow us to enter into and expand into new verticals outside of gaming, such as e-commerce, CTV, original equipment manufacturer ("OEM"), and carrier-related markets. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
Retain and grow existing clients
We rely on existing clients for a significant portion of our revenue. As we improve our Advertising solutions and Apps, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. We believe there is significant room for us to further expand our relationships with these clients and increase their usage of our Advertising solutions.
In the past, our clients have generally increased their usage of our Advertising solutions and Apps, and as a result, growth from existing clients has been a primary driver of our revenue growth. We must continue to retain our existing clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
Add new clients globally
Our future success depends in part on our ability to acquire new clients. In 2024, 43% of our revenue was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Advertising solutions and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Advertising solutions are relevant to the broader advertising ecosystem. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Advertising solutions and Apps, which investments may impact our profitability in the near term as we seek further scale.
Continued execution of strategic partnerships
We continue to explore strategic partnership opportunities related to our Software Platform and the expansion of the markets it serves and we may from time to time evaluate strategic acquisitions and partnerships opportunistically. From the beginning of 2018 through 2024, we have invested approximately $4.1 billion in 33 strategic acquisitions and partnerships with mobile app developers and for technologies or relationships to enhance our Advertising solutions, including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022. We believe our future results of operations will be affected by our ability to continue to identify and execute such strategic transactions that are accretive to our growth and profitability.
Growth and structure of the mobile app and advertising ecosystems
Our business and results of operations will be impacted by industry factors that drive the overall performance of the mobile app and advertising ecosystems. Mobile app developers, including AppLovin, rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our Advertising solutions to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app and advertising ecosystems. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices and/or our ability to efficiently generate revenue for our Apps. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our Advertising solutions better market and monetize Apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if the transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to Apps, our Advertising solutions may not be as effective, we may not be able to continue to efficiently generate revenue for our Apps, and our revenue and results of operations may be harmed. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our Apps. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices. In January 2024, Google commenced rolling out a Chrome feature, called Tracking Protection, which limits cross-site tracking. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area ("EEA") and UK, which requires, as of January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau's ("IAB") Transparency and Consent Framework when serving ads to users in the EEA or the UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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
Components of Results of Operations
Revenue
We generate Advertising Revenue primarily from fees collected from advertisers spending on AppDiscovery, typically on a performance basis, then shared with our advertising publishers, typically on a cost per impression basis. Advertising Revenue also includes fees generated based on a percentage of client spend through MAX and subscription fees for Adjust's measurement and analytics marketing platform. Revenue from other services under Advertising was not material.
We generate Apps Revenue from IAPs made by the users within our Apps and from IAA generated from advertisers that purchase advertising inventory from our diverse portfolio of Apps. IAA Revenue from our Apps was 32%, 31%, and 33% of total Apps Revenue in 2024, 2023, and 2022, respectively.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of payment processing fees related to IAP Revenue, amortization of acquired technology-related intangible assets, amortization of finance lease right-of-use assets related to certain servers and networking equipment and data center costs related primarily to third-party cloud computing services. The fees for IAPs are processed and collected by third-party distribution partners. We expect our cost of revenue to increase in absolute dollars over the long term as our business and revenue continue to grow. We also expect our cost of revenue as a percentage of revenue to fluctuate period-over-period.
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
We plan to continue to invest in sales and marketing to grow our Advertising customer base and increase brand awareness. We expect sales and marketing expenses to fluctuate period-over-period as we launch new games. We also expect our sales and marketing expenses as a percentage of revenue to fluctuate period- over-period in the near term as we invest to grow our customer base and increase brand awareness, and to decrease over the long term as we benefit from greater scale.
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
We plan to continue to invest in research and development to continue to enhance our Advertising solutions and to improve existing games and develop new games. We expect our research and development expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to enhance our Advertising solutions and improve our existing Apps and develop new Apps, and to decrease over the long term as we benefit from greater scale.
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
Other Income and Expenses
Interest expense and loss on settlement of debt. Interest expense and loss on settlement of debt consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount and issuance costs.

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
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The following tables summarize our consolidated statement of operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$4,709,248	$3,283,087	$2,817,058
Costs and expenses
Cost of revenue[1,2]	1,166,806	1,059,191	1,256,065
Sales and marketing[1,2]	849,209	830,718	919,550
Research and development[1]	638,689	592,386	507,607
General and administrative[1]	181,085	152,585	181,627
Total costs and expenses	2,835,789	2,634,880	2,864,849
Income (loss) from operations	1,873,459	648,207	(47,791)
Other income (expense):
Interest expense and loss on settlement of debt	(318,260)	(275,665)	(171,863)
Other income, net	20,806	8,028	14,477
Total other expense	(297,454)	(267,637)	(157,386)
Income (loss) before income taxes	1,576,005	380,570	(205,177)
Provision for (benefit from) income taxes	(3,771)	23,859	(12,230)
Net income (loss)	$1,579,776	$356,711	$(192,947)
_______
1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$5,499	$5,229	$6,307
Sales and marketing	83,435	79,879	41,533
Research and development	239,902	230,806	94,319
General and administrative	47,619	47,193	49,453
Total stock-based compensation	$376,455	$363,107	$191,612
_______
2 Includes amortization expense related to acquired intangibles as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$338,380	$382,956	$448,462
Sales and marketing	74,248	67,190	66,173
Total amortization expense related to acquired intangibles	$412,628	$450,146	$514,635

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue1:

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	25%	32%	45%
Sales and marketing	18%	25%	33%
Research and development	14%	18%	18%
General and administrative	4%	5%	6%
Total costs and expenses	60%	80%	102%
Income (loss) from operations	40%	20%	(2)%
Other income (expense):
Interest expense and loss on settlement of debt	(7)%	(8)%	(6)%
Other income, net	—%	—%	1%
Total other expense	(6)%	(8)%	(6)%
Income (loss) before income taxes	33%	12%	(7)%
Provision for (benefit from) income taxes	—%	1%	—%
Net income (loss)	34%	11%	(7)%
_______
1 Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Twelve Months Ended December 31, 2024, 2023, and 2022
Revenue

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Advertising Revenue	$3,224,058	$1,841,762	$1,049,167	75%	76%
In-App Purchases Revenue	1,002,656	989,007	1,179,133	1%	(16)%
In-App Advertising Revenue	482,534	452,318	588,758	7%	(23)%
Total Apps Revenue	1,485,190	1,441,325	1,767,891	3%	(18)%
Total Revenue	$4,709,248	$3,283,087	$2,817,058	43%	17%
For the twelve months ended December 31, 2024, our Advertising Revenue increased by $1.4 billion, or 75%, from the prior year period primarily due to improved AppDiscovery performance, where the volume of installations increased 50% and net revenue per installation increased 22% compared to the prior year period. We do not recognize Advertising Revenue from transactions with our studios.
For the twelve months ended December 31, 2024, our Apps Revenue increased by $43.9 million, or 3%, from the prior year period. Our IAA Revenue from Apps increased by $30.2 million, or 7%, compared to the prior year period, due to a 34% increase in the volume of advertising impressions, partially offset by a 20% decrease in price per advertising impression. We do not recognize IAA Revenue from transactions with our studios. For the twelve months ended December 31, 2024, our IAP Revenue from Apps increased by $13.6 million, or 1%, from the prior year period, primarily due to a 3% increase in price per in-app purchase, partially offset by a 2% decrease in the volume of in-app purchases. We do not recognize IAA Revenue from transactions with our studios.
For the twelve months ended December 31, 2023, our Advertising Revenue increased by $792.6 million, or 76%, from the prior year period primarily due to publisher bonuses of $209.6 million accounted for as a reduction to revenue in the prior year period. The increase in Advertising Revenue was also due to improved AppDiscovery performance, where installations increased 17% and net revenue per installation increased 35% compared to the prior year period. We do not recognize Advertising Revenue from transactions with our studios.
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

Cost of revenue

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Cost of revenue	$1,166,806	$1,059,191	$1,256,065	10%	(16)%
Percentage of revenue	25%	32%	45%
Cost of revenue in 2024 increased by $107.6 million, or 10%, compared to 2023. The increase in 2024 was primarily due to an increase in expenses associated with operating our network infrastructure driven by the growth in our Advertising operations of $141.4 million, partially offset by a decrease of $44.5 million in amortization and impairment of intangible assets resulting from the end of the useful life of certain intangible assets.
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
Sales and marketing

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Sales and marketing	$849,209	$830,718	$919,550	2%	(10)%
Percentage of revenue	18%	25%	33%
Sales and marketing expenses in 2024 increased by $18.5 million, or 2%, compared to 2023 due primarily to an increase of $10.3 million in depreciation and amortization driven by write-offs of certain intangible assets, an increase of $9.4 million increase in personnel-related expenses primarily related to an increase in stock-based compensation related payroll costs and an increase of $9.6 million in professional services costs associated with the marketing of apps by third parties. This was partially offset by a decrease of $17.9 million in user acquisition costs.
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
Research and development

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Research and development	$638,689	$592,386	$507,607	8%	17%
Percentage of revenue	14%	18%	18%
Research and development expenses in 2024 increased by $46.3 million, or 8%, compared to 2023. The increase was primarily due to an increase of $44.9 million in personnel-related expenses related to an increase in stock-based compensation related payroll costs.
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
General and administrative

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
General and administrative	$181,085	$152,585	$181,627	19%	(16)%
Percentage of revenue	4%	5%	6%
General and administrative expenses in 2024 increased by $28.5 million, or 19% compared to 2023. The increase was primarily due to $12.7 million in personnel-related expenses related to an increase in stock-based compensation related payroll costs and an increase of $11.7 million in legal-related costs.

General and administrative expenses in 2023 decreased by $29.0 million, or 16% compared to 2022. The decrease was primarily due to $12.7 million in acquisition-related costs in 2022 and a decrease of $6.7 million in professional services costs primarily associated with acquisition support.
Interest expense and loss on settlement of debt

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(318,260)	$(275,665)	$(171,863)	15%	60%
Percentage of revenue	(7)%	(8)%	(6)%
In 2024, interest expense and loss on settlement of debt increased by $42.6 million, or 15%, compared to 2023. This increase was due to loss on extinguishment of debt of $28.4 million in the current period. In addition, the prior year period includes a net gain of $15.8 million related to interest rate swaps.
In 2023, interest expense and loss on settlement of debt increased by $103.8 million, or 60%, compared to 2022. This increase was primary driven by $99.5 million due to an increase in interest rate and $4.3 million in loss on settlement of debt resulting from a debt refinancing transaction during the period.
Other income, net

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Other income, net	$20,806	$8,028	$14,477	159%	(45)%
Percentage of revenue	—%	—%	1%
In 2024, other income, net increased by $12.8 million compared to 2023. The increase was primarily due to the loss on fair value remeasurement of $20.7 million from the impairment of non-marketable equity securities in the prior year period, partially offset by a decrease in interest income of $10.2 million due to a reduction in average cash balances held during the period.
In 2023, other income, net decreased by $6.4 million compared to 2022. The decrease was primarily due to the loss on fair value remeasurement of $20.7 million from the impairment of non-marketable equity securities and an expense resulting from a debt refinancing transaction of $11.0 million, offset by an increase in interest income of $23.2 million and an increase in net foreign currency gains and losses of $4.4 million.
Provision for (benefit from) Income Taxes

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,771)	$23,859	$(12,230)	(116)%	(295)%
Percentage of revenue	—%	1%	—%
In 2024, tax provision for income taxes decreased by $27.6 million, or 116%, compared to 2023. The decrease in tax provision was primarily driven by an increase of $172.9 million of stock-based compensation benefit, a benefit of $123.2 million due to foreign income taxed at a different rate, an increase of $31.5 million in the research and development credit, offset by an increase of $251.0 million due to higher pre-tax book income of $1.6 billion in 2024 as compared to pre-tax book income of $380.6 million in 2023, and an increase of $34.7 million related to increase in Global Intangible Low-Taxed Income.
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

Comparison of our Segment Results of Operations
The following table presents the results for our Advertising and Apps segment adjusted EBITDA for the periods indicated:

	Year Ended December 31,			2023 to 2024 % change	2022 to 2023 % change
	2024	2023	2022
	(in thousands, except percentages)
Advertising Adjusted EBITDA	$2,442,597	$1,275,705	$808,415	91%	58%
Apps Adjusted EBITDA	$277,008	$226,953	$254,795	22%	(11)%
Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
The $1.2 billion, or 91%, increase in Advertising Adjusted EBITDA for 2024 was primarily driven by an increase in Advertising Revenue of $1.4 billion, partially offset by an increase of $141.3 million in expenses associated with our network infrastructure and an increase of $33.3 million in personnel-related expenses.
The $50.1 million, or 22%, increase in Apps Adjusted EBITDA for 2024 was primarily driven by an increase in Apps Revenue of $43.9 million, a $17.9 million decrease in user acquisition costs, and a $7.7 million decrease in third-party payment processing fees paid associated with IAPs, partially offset by an $18.2 million increase in professional services costs related to marketing, development and maintenance of apps by third parties.
Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
The $467.3 million, or 58%, increase in Advertising Adjusted EBITDA for 2023 was primarily driven by an increase in Advertising Revenue of $792.6 million, partially offset by an increase of $49.5 million in expenses associated with our network infrastructure and an increase of $46.6 million in personnel-related expenses related to an increase in stock-based compensation expense as a result of an increase in headcount. In addition, Advertising Adjusted EBITDA for 2022 has been adjusted to exclude one-time publisher bonuses of $209.6 million for the year ended December 31, 2022.
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
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $741.4 million, consisting primarily of cash on deposit with banks and short-term liquid investments in money market deposit accounts. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under our 2024 Credit Agreement that provides for $1.0 billion of unsecured revolving credit facility, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our stock repurchases. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$2,099,011	$1,061,510	$412,773
Net cash used in investing activities	$(106,754)	$(77,829)	$(1,371,468)
Net cash used in financing activities	$(1,749,844)	$(1,562,791)	$(526,848)
Operating Activities
Net cash provided by operating activities was $2.1 billion for 2024, primarily consisting of $1.6 billion of net income, adjusted for certain non-cash items, such as $448.7 million of amortization, depreciation and write-offs, $369.4 million of stock-based compensation expense, $28.4 million of loss on settlement of debt, $12.7 million of change in operating right of use asset, partially offset by a net decrease in the operating assets and liabilities of $349.5 million.
Net cash provided by operating activities was $1.1 billion for 2023, primarily consisting of $356.7 million of net income, adjusted for certain non-cash items, such as $489.0 million of amortization, depreciation and write-offs, $363.1 million of stock-

based compensation expense, $28.0 million of impairment of non-marketable equity securities, $17.8 million of change in operating right of use asset, and $9.4 million of amortization of debt issuance costs and discount partially offset by a net increase in the operating assets and liabilities of $208.7 million.
The improvement in cash flows from operating activities during 2024 compared to 2023 was primarily due to an increase in cash collection from our customers driven by the increase in revenue, partially offset by higher cash operating expenses, primarily related to data center and payroll related costs, as well as higher interest payments due to an increase of debt.
Investing Activities
Net cash used in investing activities was $106.8 million for 2024, primarily consisting of $77.0 million in purchases of non-marketable investments and $25.6 million related to contingent considerations for prior acquisitions and capitalized software development costs.
Net cash used in investing activities was $77.8 million for 2023, primarily consisting of $63.9 million related to contingent considerations for prior acquisitions and capitalized software development costs, and $17.9 million in purchases of non-marketable investments.
Financing Activities
Net cash used in financing activities was $1.7 billion for 2024, primarily consisting of $4.2 billion of principal repayments of debt, $1.1 billion of payments for withholding taxes related to net share settlement of equity awards, and $981.3 million of stock repurchases, partially offset by $4.6 billion of proceeds from issuance of debt.
Net cash used in financing activities was $1.6 billion for 2023, primarily consisting of $1.2 billion of stock repurchases, $498.0 million of principal repayments of debt, and $246.4 million of payments for withholding taxes related to net share settlement of equity awards, partially offset by $395.3 million of proceeds from issuance of debt.
Credit Agreement
In December 2024, we entered into an unsecured credit agreement (the "2024 Credit Agreement"), which provided for a $1.0 billion unsecured revolving credit facility maturing on December 5, 2029, with the option for two one-year extensions as permitted under the agreement. The 2024 Credit Agreement replaced the existing credit agreement, originally entered into in August 2018 and subsequently amended multiple times. As of December 31, 2024, no amounts had been borrowed under the 2024 Credit Agreement. For additional information on the 2024 Credit Agreement, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Long-term Debt
As of December 2024, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $3.6 billion. These notes were issued in multiple series, which mature from 2029 to 2035 and bear fixed annual interest rates ranging from 5.125% to 5.950%, with interest payments due semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025. For additional information, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Repurchase Program
During 2024, our board of directors authorized increases to our stock repurchase program of an aggregate amount of $3.3 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions. As of December 31, 2024, $2.3 billion remained available and authorized for repurchases under our stock repurchase program. For additional information on the stock repurchase program, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contractual Obligations
As of December 31, 2024, we had non-cancellable purchase obligations primarily related to an agreement for third-party cloud computing services of $1.2 billion, with $438.9 million payable within twelve months. For additional information, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2024, we had non-cancelable payments related to leases of servers and networking equipment of $184.1 million, with $30.5 million payable within twelve months. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2024, we had non-cancellable payments related to leases of office facilities of $51.4 million, with $16.8 million payable within twelve months. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2024, we had unfunded commitments of $21.5 million related to investments in certain private equity funds, which may be called from time to time by the funds. For additional information, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2024, we had a non-cancelable payment related to a third-party intellectual property license of $12.8 million, which was paid in January 2025.
As of December 31, 2024, we had certain contingent consideration arrangements related to our prior acquisitions, with payouts contingent on the profit or revenue generated by the relevant Apps. We do not expect these payouts to have a material impact on our cash flows.
Taxes
As of December 31, 2024, we had recorded liabilities of $60.9 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates based on assumptions that are believed to be reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
An accounting estimate is considered critical if it involves significant subjectivity and judgment, and if changes in the estimate have had or are reasonably likely to have a material effect on our consolidated financial statements. We believe the following estimates are subject to a greater degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Goodwill and Intangible Assets
We assess goodwill for impairment at the reporting unit level annually during the fourth quarter, or more frequently if events or changes in circumstances indicate potential impairment. Similarly, we evaluate intangible assets for impairment at the asset group level whenever indications suggest that their carrying amounts may not be recoverable. These impairment assessments involve both qualitative and quantitative evaluations.
The qualitative evaluation considers factors such as financial performance, macroeconomic conditions, industry trends, and other relevant events that may impact an reporting unit or asset group. If qualitative assessments suggest a potential impairment, we proceed with a quantitative assessment, which involves significant estimates and assumptions including projected future cash flows, risk-adjusted discount rates, economic and market conditions, and appropriate market comparables, among others. Additionally, we apply judgment and assumptions in allocating shared assets and liabilities to determine the carrying values of each reporting unit or asset group. Furthermore, we review and reassess the estimated remaining useful lives of intangible assets if significant events or changes in circumstances indicate a need to revise the remaining amortization periods.
Stock-Based Compensation
We measure and recognize stock-based compensation expense for share-based awards, primarily including restricted stock units ("RSUs"), performance-based RSUs with both service and market-based conditions, stock options and stock purchase rights granted under the Employee Stock Purchase Plan, based on the grant-date fair value of the awards. To estimate the grant-date fair value, we may use different valuation models such as the Black-Scholes option valuation model or the Monte Carlo valuation model that require various assumptions including, among others, the expected stock price volatility, the risk-free interest rate, the expected dividend yield, the discount for awards subject to post-vesting restrictions.
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

We recognize interest and penalties related to unrecognized tax benefits in the income tax expense line in our consolidated statement of operations. Accrued interest and penalties are included in the other non-current liabilities line in the consolidated balance sheet.
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
Interest Rate Fluctuation Risk
As of December 31, 2024, we had unrestricted cash and cash equivalents of $741.4 million. A hypothetical 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
Future borrowings under our 2024 Credit Agreement will bear interest, which varies based on the underlying index rates. Because the interest rates applicable to borrowings under the 2024 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
For additional information, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
Translation Exposure
We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translating adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss), which is part of stockholders’ equity. We are also exposed to fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasuring monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Accordingly, changes in exchange rates may negatively affect our future revenue and other results of operations as expressed in U.S. dollars. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. Foreign currency transaction gains and losses were not material for the year ended December 31, 2024, 2023, or 2022.

Item 8. Financial Statements and Supplementary Data
APPLOVIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AppLovin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AppLovin Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), redeemable noncontrolling interest and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Performance-based Restricted Stock Units - Refer to Note 2 and Note 11 to the financial statements
Critical Audit Matter Description
In November 2024, the Company granted performance-based restricted stock units (“PSUs”) which are eligible to vest based on the achievement of certain stock price targets and the satisfaction of service conditions. The grant date fair value of the PSUs is $36.1 million.
A Monte Carlo simulation was utilized to determine the grant date fair value. The Monte Carlo simulation model utilized the stock price on the date of grant, expected volatility, risk-free interest rate, discount for lack of marketability and dividend yield to calculate the grant date fair value. The assumptions used in the Monte Carlo simulation model had a significant effect on the grant date fair value of the PSUs.
Given the level of judgment involved by management, which included the use of a specialist to determine the grant date fair value of the PSUs and the derived service period, our audit procedures required a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the PSUs included the following, among others:
◦We tested the design and operating effectiveness of the Company’s internal controls over the determination of the grant date fair value of the PSUs.
◦We inquired of management the key valuation assumptions and the Monte Carlo simulation model methodology used in the determination of the grant date fair value of the PSUs.

◦We performed risk assessment procedures over the valuation assumptions and performed a sensitivity analysis to understand the impacts of the valuation assumptions used.
◦We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as the grant date, and the stock price, among others, back to source documents, such as grant agreements.
◦We evaluated the qualifications of the Company's specialists by assessing their certifications and determining whether they meet the qualifications necessary to perform independent PSU valuations.
◦With the assistance of our fair value specialists, we evaluated management’s valuation of the PSUs by:
I.Evaluating the Monte Carlo simulation model methodology and the reasonableness of the valuation assumptions, including the stock price on the date of grant, expected volatility, risk-free interest rate, discount for lack of marketability, and dividend yield.
II.Independently developing the Monte Carlo simulation model and independently calculating valuation inputs.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2025

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AppLovin Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AppLovin Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2025

AppLovin Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$741,411	$502,152
Accounts receivable, net	1,414,246	953,810
Prepaid expenses and other current assets	156,533	160,201
Total current assets	2,312,190	1,616,163
Property and equipment, net	160,530	173,331
Operating lease right-of-use assets	38,069	48,210
Goodwill	1,803,426	1,842,850
Intangible assets, net	896,677	1,292,635
Other assets	658,367	385,998
Total assets	$5,869,259	$5,359,187
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$563,427	$371,702
Accrued and other current liabilities	409,392	265,256
Short-term debt	—	215,000
Deferred revenue	69,839	78,559
Operating lease liabilities, current	14,814	13,605
Total current liabilities	1,057,472	944,122
Long-term debt	3,508,983	2,905,906
Operating lease liabilities, non-current	32,608	42,905
Other non-current liabilities	180,378	209,925
Total liabilities	4,779,441	4,102,858
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A, Class B, and Class C Common stock, $0.00003 par value—1,850,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class C 150,000,000) shares authorized, 340,041,739 (Class A 309,353,198, Class B 30,688,541, Class C nil) and 339,886,712 (Class A 268,774,090, Class B 71,112,622, Class C nil) shares issued and outstanding as of December 31, 2024 and 2023, respectively	11	11
Additional paid-in capital	593,699	2,134,581
Accumulated other comprehensive loss	(103,096)	(65,274)
Retained earnings (Accumulated deficit)	599,204	(812,989)
Total stockholders’ equity	1,089,818	1,256,329
Total liabilities and stockholders’ equity	$5,869,259	$5,359,187

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$4,709,248	$3,283,087	$2,817,058
Costs and expenses:
Cost of revenue	1,166,806	1,059,191	1,256,065
Sales and marketing	849,209	830,718	919,550
Research and development	638,689	592,386	507,607
General and administrative	181,085	152,585	181,627
Total costs and expenses	2,835,789	2,634,880	2,864,849
Income (loss) from operations	1,873,459	648,207	(47,791)
Other income (expense):
Interest expense and loss on settlement of debt	(318,260)	(275,665)	(171,863)
Other income, net	20,806	8,028	14,477
Total other expense, net	(297,454)	(267,637)	(157,386)
Income (loss) before income taxes	1,576,005	380,570	(205,177)
Provision for (benefit from) income taxes	(3,771)	23,859	(12,230)
Net income (loss)	1,579,776	356,711	(192,947)
Less: Net loss attributable to noncontrolling interest	—	—	(201)
Net income (loss) attributable to AppLovin	$1,579,776	$356,711	$(192,746)
Less: Net income attributable to participating securities	2,717	1,769	—
Net income (loss) attributable to common stock—Basic	$1,577,059	$354,942	$(192,746)
Net income (loss) attributable to common stock—Diluted	$1,577,144	$354,993	$(192,746)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$4.68	$1.01	$(0.52)
Diluted	$4.53	$0.98	$(0.52)
Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	336,921,483	351,952,187	371,568,011
Diluted	347,807,555	362,589,246	371,568,011

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$1,579,776	$356,711	$(192,947)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(37,822)	18,108	(37,928)
Other comprehensive income (loss), net of tax	(37,822)	18,108	(37,928)
Comprehensive income (loss) including noncontrolling interest	1,541,954	374,819	(230,875)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(201)
Comprehensive income (loss) attributable to AppLovin	$1,541,954	$374,819	$(230,674)

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands, except share data)

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
		Shares	Amount
Balances as of December 31, 2021	$201	375,089,360	$11	$3,160,487	$(45,454)	$(976,954)	$2,138,090
Stock issued in connection with equity awards	—	6,780,460	—	30,547	—	—	30,547
Shares withheld related to net share settlement of equity awards	—	(1,186,147)	—	(27,535)	—	—	(27,535)
Repurchase of Class A common stock	—	(9,389,682)	—	(338,880)	—	—	(338,880)
Issuance of Class A common stock in connection with acquisitions	—	2,579,692	—	137,422	—	—	137,422
Stock-based compensation	—	—	—	193,707	—	—	193,707
Other comprehensive loss, net of tax	—	—	—	—	(37,928)	—	(37,928)
Net loss	(201)	—	—	—	—	(192,746)	(192,746)
Balances as of December 31, 2022	—	373,873,683	11	3,155,748	(83,382)	(1,169,700)	1,902,677
Stock issued in connection with equity awards	—	20,319,859	—	25,998	—	—	25,998
Shares withheld related to net share settlement of equity awards	—	(7,641,545)	—	(246,435)	—	—	(246,435)
Repurchase of Class A common stock	—	(46,665,285)	—	(1,153,593)	—	—	(1,153,593)
Stock-based compensation	—	—	—	352,863	—	—	352,863
Other comprehensive income, net of tax	—	—	—	—	18,108	—	18,108
Net income	—	—	—	—	—	356,711	356,711
Balances as of December 31, 2023	—	339,886,712	11	2,134,581	(65,274)	(812,989)	1,256,329
Stock issued in connection with equity awards	—	25,821,647	—	55,596	—	—	55,596
Shares withheld related to net share settlement of equity awards	—	(9,585,212)	—	(1,152,131)	—	—	(1,152,131)
Repurchase of Class A common stock	—	(16,081,408)	—	(813,714)	—	(167,583)	(981,297)
Stock-based compensation	—	—	—	369,367	—	—	369,367
Other comprehensive loss, net of tax	—	—	—	—	(37,822)	—	(37,822)
Net income	—	—	—	—	—	1,579,776	1,579,776
Balances as of December 31, 2024	$—	340,041,739	$11	$593,699	$(103,096)	$599,204	$1,089,818

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$1,579,776	$356,711	$(192,947)
Adjustments to reconcile net income (loss) to operating activities:
Amortization, depreciation and write-offs	448,680	489,008	547,084
Stock-based compensation, excluding cash-settled awards	369,367	363,107	191,612
Impairment of investments	—	27,953	—
Loss on settlement of debt	28,375	4,337	—
Change in operating right-of-use assets	12,689	17,842	17,107
Amortization of debt issuance costs and discount	5,460	9,363	12,678
Loss on disposal of long-lived assets	1,646	—	127,892
Other	2,557	1,863	1,786
Changes in operating assets and liabilities:
Accounts receivable	(467,028)	(261,279)	(174,829)
Prepaid expenses and other current assets	4,056	(12,280)	(3,725)
Other assets	(189,387)	(121,688)	(77,343)
Accounts payable	189,585	98,574	3,479
Operating lease liabilities	(14,106)	(18,612)	(18,898)
Accrued and other liabilities	133,974	92,754	(6,412)
Deferred revenue	(6,633)	13,857	(14,711)
Net cash provided by operating activities	2,099,011	1,061,510	412,773
Investing Activities
Purchase of non-marketable equity securities	(76,983)	(17,934)	(66,342)
Acquisitions of businesses and intangible assets	(25,553)	(63,899)	(1,345,776)
Purchase of property and equipment	(4,776)	(4,246)	(662)
Proceeds from sale of assets and other	558	8,250	41,312
Net cash used in investing activities	(106,754)	(77,829)	(1,371,468)
Financing Activities
Principal repayments of debt	(4,225,223)	(497,994)	(25,810)
Payments of withholding taxes related to net share settlement	(1,143,525)	(246,435)	(27,535)
Repurchases of common stock	(981,297)	(1,153,593)	(338,880)
Payments of deferred acquisition costs	—	(33,903)	(124,184)
Payments of licensed asset obligation	—	(27,110)	(17,374)
Payments of debt issuance cost	(35,563)	(4,655)	—
Principal payments of finance leases	(20,875)	(20,170)	(24,083)
Proceeds from issuance of debt	4,614,841	395,281	—
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	41,798	25,788	31,018
Net cash used in financing activities	(1,749,844)	(1,562,791)	(526,848)
Effect of foreign exchange rate on cash, cash equivalents, and restricted cash equivalents	(3,154)	778	(4,477)
Net (decrease) increase in cash, cash equivalents, and restricted cash equivalents	239,259	(578,332)	(1,490,020)
Cash, cash equivalents, and restricted cash equivalents at beginning of the period	502,152	1,080,484	2,570,504
Cash and cash equivalents at end of the period	$741,411	$502,152	$1,080,484

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental non-cash investing and financing activities disclosures:
Right-of-use assets acquired under finance leases	$20,874	$113,440	$46,108
Right-of-use assets acquired under operating leases	$5,451	$6,471	$7,105
Accrued withholding taxes related to net share settlement of restricted stock units	$8,606	$—	$—
Issuance of common stock and common stock warrants in connection with acquisitions	$—	$—	$137,422
Acquisitions not yet paid	$—	$—	$31,045
Assets acquired not yet paid	$510	$—	$33,566
Proceeds from sale of long-lived assets not yet received	$—	$—	$7,000
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$67,332	$75,433	$86,264
Cash paid for interest	$270,615	$248,828	$165,959

See Accompanying Notes to Consolidated Financial Statements.

APPLOVIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
AppLovin Corporation (the “Company” or “AppLovin”) was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the advertising ecosystem providing end-to-end Advertising solutions that allow businesses to reach, monetize and grow their global audiences. The Company also has a globally diversified portfolio of apps—free-to-play mobile games that it operates through its owned or partner studios.
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia, and Europe.
The Company reports financial results under two segments: Advertising and Apps. Concurrent with this Form 10-K filing, the Company renamed the segment formerly known as Software Platform to Advertising. The segment name change did not result in any change to the composition of the Company's segments and therefore did not result in any change to historical results. See Note 14 - Segments and Geographic Information.
2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles ("GAAP"). Consolidated financial statements include accounts and operations of the Company and its wholly owned and majority owned subsidiaries, and the ownership interest of minority investors is recorded as noncontrolling interest. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation, the Company is also required to consolidate any variable interest entities ("VIE") when it is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Certain prior period amounts reported in the Company's consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
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
Revenue from Contracts with Customers—The Company generates Advertising and Apps Revenue. Advertising Revenue is generated primarily from fees collected from advertisers including advertising networks who use the Advertising solutions. Apps Revenue consists of in-app purchase revenue ("IAP Revenue") generated from in-app purchases made by users within the Company’s apps (“Apps”), and in-app advertising revenue ("IAA Revenue") generated from third-party advertisers that purchase ad inventory from Apps.
Advertising Revenue
The vast majority of the Advertising Revenue is generated through AppDiscovery and MAX, which provide the technology to match advertisers and owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The terms for all mobile advertising arrangements are governed by the Company’s terms and conditions and generally stipulate payment terms of 30 days subsequent to the end of the month. Substantially all of the Company's contracts with customers are fully cancellable at any time or upon a short notice.
The Company’s performance obligation is to provide customers with access to the Advertising solutions, which facilitates the advertiser’s purchase of ad inventory from Publishers. The Company does not control the ad inventory prior to its transfer to the advertiser, because the Company does not have the substantive ability to direct the use of nor obtain substantially all of the remaining benefits from the ad inventory. The Company is not primarily responsible for fulfillment. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of either the number of completions of agreed upon actions or advertisements displayed and the contractually agreed upon price per advertising unit with the advertiser less consideration paid or payable to Publishers. The Company recognizes Advertising Revenue when the agreed upon action is completed or when the ad is displayed to users. The number of advertisements delivered and completions of agreed upon actions is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.
Advertising Revenue also includes revenue generated from Adjust's measurement and analytics marketing platform that is recognized ratably over the subscription period of generally up to twelve months. Revenue from other services was not material.
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
In-App Advertising Revenue
IAA Revenue is generated by selling ad inventory on the Company's Apps to third-party advertisers. Advertisers purchase ad inventory either through the Advertising solutions or through third-party advertising networks (“Ad Networks”). Revenue from the sale of ad inventory through Ad Networks is recognized net of the amounts retained by Ad Networks as the Company is unable to determine the gross amount paid by the advertisers to Ad Networks. The Company recognizes revenue when the ad is displayed to users.
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Year Ended December 31,
	2024	2023	2022
Advertising Revenue	$3,224,058	$1,841,762	$1,049,167
In-App Purchases Revenue	1,002,656	989,007	1,179,133
In-App Advertising Revenue	482,534	452,318	588,758
Total Apps Revenue	1,485,190	1,441,325	1,767,891
Total Revenue	$4,709,248	$3,283,087	$2,817,058

Revenue disaggregated by geography, based on user location, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$2,688,993	$1,970,856	$1,728,958
Rest of the World	2,020,255	1,312,231	1,088,100
Total Revenue	$4,709,248	$3,283,087	$2,817,058
Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the years ended December 31, 2024 and 2023, the Company recognized $78.0 million and $63.6 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.
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
Cash and Cash Equivalents—Cash and cash equivalents primarily consist of cash on deposit with banks and highly liquid investments with original maturities of 90 days or less from the date of purchase.
Non-Marketable Equity Investments—Non-marketable equity securities are investments without readily determinable fair values that are recorded using a measurement alternative measured at cost less any impairment, plus or minus changes resulting from qualifying observable price changes. An impairment loss is recorded when an event or circumstance indicates a decline in value. For certain securities, the Company applies the net asset value (NAV) practical expedient, where NAV represents the estimated fair value of these investments. See Note 3 - Financial Instruments and Fair Value Measurements for additional information.
Accounts Receivable, net—The Company records accounts receivable at the invoiced amount, net of allowance for potentially uncollectible amounts. The Company reviews accounts receivable periodically and estimates the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2024 and 2023, the allowance for uncollectible amounts was not material.
Derivatives—The Company accounts for derivative instruments at fair value within its consolidated balance sheets, and the accounting treatment for each derivative is based on its hedge designation. The Company does not enter into derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded within accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Changes in the fair value of non-designated derivatives are recorded immediately through earnings. The Company classifies cash flows from derivatives in a manner consistent with the underlying hedged item. See Note 3 - Financial Instruments and Fair Value Measurements for additional information.
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
Concentration of Credit Risk and Uncertainties—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with large, reputable financial institutions in amounts which exceed Federal Deposit Insurance Corporation limits.
The Company performs ongoing credit evaluations of its customers and generally requires no collateral for its accounts receivable. No individual customer represented 10% or more of the Company’s accounts receivable, net as of December 31, 2024 or 2023. The Company also uses various distribution partners to collect payments for IAPs made by users within Apps. No individual distribution partner represented 10% or more of the Company's accounts receivable, net as of December 31, 2024 or

2023. No individual customer represented 10% or more of the Company’s total revenue during the years ended December 31, 2024, 2023, or 2022.
Property and Equipment, net—Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is as follows:

Useful Life
Leasehold improvements	Over the shorter of useful life (up to 10 years) or lease term
Software and licenses	3 years
Furniture and fixtures	3-5 years
Computer equipment	3-5 years
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.
Leases—Leases consist primarily of operating leases for office facilities and finance leases for servers and networking equipment. The Company determines if an arrangement is or contains a lease at inception. The Company accounts for lease and non-lease components as a single lease component and does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. Payments under the Company's lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, primarily including common-area maintenance, utilities, taxes or other operating costs, which are expensed as incurred and not included in the lease right-of-use assets and liabilities.
Operating and finance lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. The Company generally uses an incremental borrowing rate estimated based on the information available at the lease commencement date or on the date of lease modification, if applicable, to determine the present value of lease payments unless the implicit rate is readily determinable. The Company estimates its incremental borrowing rate based on the rate of interest it would have to pay to borrow on a collateralized basis with an equal lease payment amount, over a similar term, and in a similar economic environment. Generally, the lease term is based on non-cancelable lease term when determining the lease assets and liabilities. The lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the Company's consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other non-current liabilities on the Company's consolidated balance sheets.
Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.
Acquisitions—The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination.
For transactions accounted for as business combinations, the Company allocates the fair value of acquisition consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value, with excess recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred. There were no business combinations during the years ended December 31, 2024 or 2023.
For transactions accounted for as asset acquisitions, the cost, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The Company generally includes contingent consideration in the cost of the assets acquired only when the uncertainty is resolved. The Company amortizes contingent consideration adjustments to the cost of the acquired assets prospectively using the straight-line method over the remaining useful life of the assets. No goodwill is recognized in asset acquisitions. During the years ended December 31, 2024 and 2023, the Company recognized total contingent consideration of $12.6 million and $52.2 million, respectively, related to asset acquisitions closed in 2021 and prior. There were no other asset acquisitions during the periods presented.
Divestitures—The Company classifies assets as held for sale when management commits to a formal plan to actively market the assets at a reasonable price relative to fair value, the assets are available for immediate sale in their current condition, an active program to locate a buyer and complete the transaction has been initiated, the sale is expected to be completed within one year, with no significant changes anticipated to the plan. Once designated as held for sale, the Company records the assets at the lower of their carrying value or estimated fair value, less costs to sell, ceases depreciation and amortization, and reassesses their fair value each reporting period until disposal.

As part of its operational optimization initiatives within the Apps segment, the Company sold certain non-strategic assets for $44.0 million during the year ended December 31, 2022. In connection with these sales, the Company recorded a total loss of $127.9 million, including a $53.0 million impairment charge for assets classified as held for sale during 2022. There were no material divestitures during the years ended December 31, 2024 or 2023.
Services and Development Agreements—The Company enters into strategic agreements with third-party mobile gaming studios. The Company has historically allowed these studios to continue their operations with a significant degree of autonomy. In some cases, the Company bought Apps from these studios and entered into service and development agreements whereby these studios provide support in improving existing Apps and developing new Apps. The majority of payments associated with service agreements for existing Apps are expensed to research and development when the services are rendered as the payments primarily relate to developing enhancements for the Apps. Payments for new Apps associated with development agreements are generally made in connection with the development of a particular App, and therefore, the Company is subject to development risk prior to the release of the App. Accordingly, payments that are due prior to completion of an App are generally expensed to research and development over the development period as the services are incurred.
Software Development Costs—The Company incurs development costs related to internal-use software and Apps. Development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Software development costs that meet the capitalization criteria were not material for any period presented.
Goodwill—The Company allocates goodwill to reporting units based on the expected benefit from the business combination. In the event of changes in reporting units, the Company reassigns goodwill using a relative fair value allocation approach. The Company tests goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. A goodwill impairment is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. No goodwill impairment was recorded for any period presented.
Intangible Assets—Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets based on their expected cash flows.
Impairment of Long-Lived Assets—The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. If such indicators are present, the Company assesses the recoverability of the asset or asset group by comparing its carrying value to the undiscounted future cash flows expected to be generated by the asset or asset group. If the future undiscounted cash flows are less than the carrying value of the asset or asset group, an impairment charge is recognized by the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. There was no impairment related to long-lived assets that are held and used for any period presented.
Cost of Revenue—Cost of revenue consists primarily of payment processing fees related to IAP Revenue, amortization of intangible assets related to acquired technology and Apps, amortization of finance lease right-of-use assets related to servers and networking equipment and data center costs related primarily to third-party cloud computing services.
Sales and Marketing—Sales and marketing expenses consist primarily of user acquisition costs, amortization of acquired customer-related intangible assets, and personnel-related expenses. User acquisition costs, representing substantially all of advertising costs, are expensed as incurred. User acquisition costs were $521.5 million, $539.4 million, and $665.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Research and Development—Research and development expenses consist primarily of personnel-related expenses and third-party costs for development of Apps.
General and Administrative—General and administrative expenses consist primarily of personnel-related expenses of the Company’s finance, accounting, legal, human resources, and other administrative functions, third-party professional service costs, software, facilities costs and other administrative costs.
Stock-Based Compensation—The Company measures and recognizes stock-based compensation expense for share-based awards, primarily including restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) with both service and market-based conditions, stock options and stock purchase rights granted under the Employee Stock Purchase Plan ("ESPP"), based on the grant-date fair value of the awards. The Company accounts for forfeitures for all awards as they occur.
The fair value of RSUs is based on the closing price of the Company's Class A common stock on the grant date, with stock-based compensation expense recognized on a straight-line basis over the requisite service period, which is generally one or four years.
The fair value of PSUs with both service and market conditions is estimated using the Monte Carlo simulation pricing model, which incorporates various assumptions including the expected stock price volatility, the risk-free interest rate, the expected dividend yield and the discount for awards subject to post-vesting restrictions, with stock-based compensation expense recognized using the accelerated attribution method over the derived service period ranging from 0.5 to 3.1 years, regardless of whether the stock price targets are achieved. If the stock price targets are achieved earlier than the derived service period, the Company adjusts its stock-based compensation expense to reflect the cumulative expense associated with the vested awards.

The fair value of stock options and purchase rights granted under the ESPP is estimated using the Black-Scholes option-pricing model, which incorporates various assumptions including the expected term, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield, with stock-based compensation expense recognized on a straight-line basis over the requisite service period.
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
The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance would be made to reduce the provision for income taxes. The Company presents deferred tax assets and liabilities on a net basis by jurisdictional filing group. Net deferred tax assets are included in other assets, while net deferred tax liabilities are included in other non-current liabilities on the Company’s consolidated balance sheets.
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
Foreign Currency Transactions—Generally, the functional currency of the Company's international subsidiaries is the U.S. dollar. In cases where the functional currency is not the U.S. dollar, the Company translates the financial statements of these subsidiaries to U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and average exchange rates during the period for revenue and expenses. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company reflects foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of other income (expense), net.
Comprehensive Income (Loss)—Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments.
Net Income (Loss) Per Share Attributable to Common Stockholders—Basic and diluted net income (loss) per share attributable to common stockholders is computed under the two-class method required for participating securities. The Company considers options exercised by non-recourse promissory notes, early exercised unvested stock options, and common stock subject to certain share repurchase agreements to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to participating securities as the holders of these instruments do not have a contractual obligation to share in the Company’s losses. Net income is attributed to common stockholders and participating securities based on their respective participation rights. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding during the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.
As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting basic and diluted EPS are the same for Class A and Class B common stock on an individual or combined basis.
Recent Accounting Pronouncements (Issued and Adopted)—In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendment must be applied retrospectively, and early adoption is permitted. The Company adopted this ASU in its 2024 annual reporting. For additional information, see Note 14 - Segments and Geographic Information.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments will be effective for annual periods beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments will be effective for annual periods beginning February 1, 2027, and interim periods beginning February 1, 2028. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
3.Financial Instruments and Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy on a recurring basis (in thousands):

			As of December 31, 2024
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$41,454	$41,454	$—	$—
Total financial assets		$41,454	$41,454	$—	$—

			As of December 31, 2023
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market deposit accounts	Cash and cash equivalents	$1,352	$1,352	$—	$—
Total financial assets		$1,352	$1,352	$—	$—
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $77.3 million and $56.7 million as of December 31, 2024 and 2023, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value. These investments are included in other assets in the Company’s consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $77.3 million and the unfunded commitments of $21.5 million as of December 31, 2024.
During the year ended December 31, 2024, the Company made total capital contributions of $19.0 million related to these investments. The Company recorded an immaterial unrealized gain related to these investments for any period presented.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income, net in the Company's consolidated statement of operations.
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
During the year ended December 31, 2024, the Company also acquired certain additional non-marketable equity securities for a total of $8.0 million.
As of December 31, 2024 and 2023, the carrying amounts of the Company's non-marketable equity securities were $68.1 million and $10.1 million, respectively, and were included in other assets in the Company’s consolidated balance sheets.
Derivatives Not Designated as Hedging Instruments
In October 2022 and March 2023, the Company entered into multiple pay-fixed receive-variable interest rate swaps as part of its interest rate risk management strategy in connection with the term loans under a certain credit agreement (see Note 9 - Debt). The Company elected to not designate the interest rate swaps as hedging instruments for accounting purposes and recorded both realized and unrealized gains and losses associated with the interest rate swaps immediately through earnings in interest expense in the Company's consolidated statement of operations. The fair value of the outstanding interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of the interest rate swaps. The Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. All interest rate swaps were settled during 2023 and the Company had no outstanding interest rate swaps as of December 31, 2023. The Company recorded net gains of $15.8 million and $5.9 million related to the interest rate swaps during the years ended December 31, 2023 and 2022, respectively. Cash paid for or received from the settlements of the interest rate swaps are presented in net cash provided by operating activities and the supplemental disclosure of cash paid for interest, net in the Company's consolidated statement of cash flows.
4.Supplemental Financial Statement Information
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Finance lease right-of-use assets	$222,203	$216,493
Leasehold improvements	18,746	17,553
Software and licenses	7,146	3,911
Furniture and fixtures	3,835	4,144
Computer equipment	3,341	3,236
Total property and equipment, gross	255,271	245,337
Less: accumulated depreciation	(94,741)	(72,006)
Total property and equipment, net	$160,530	$173,331
Depreciation expenses were $29.4 million, $26.4 million, and $29.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Accrued and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued taxes	$280,153	$141,854
Compensation and related liabilities	64,642	48,263
Accrued expenses and other	64,597	75,139
Total accrued and other current liabilities	$409,392	$265,256
5.Commitments and Contingencies
Commitments—As of December 31, 2024, the Company's non-cancelable minimum purchase commitments totaled $1.2 billion, which consisted primarily of a certain arrangement related to third-party cloud computing services. In August 2024, the Company amended its agreement with the cloud service provider. Under the amended agreement, the Company committed to spend a minimum of $1.3 billion over a three-year period. As of December 31, 2024, the Company had made payments of $107.4 million towards this commitment.
As of December 31, 2024, future minimum payments under these non-cancelable purchase commitments with a remaining term in excess of one year were as follows (in thousands):

2025	$438,856
2026	430,825
2027	294,814
2028	—
2029	—
Total non-cancelable purchase commitments	$1,164,495
In addition, the Company had total unfunded commitments of $21.5 million related to investments in certain private equity funds. For additional information, see Note 3 - Financial Instruments and Fair Value Measurements.
Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit—As of December 31, 2024 and 2023, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $6.3 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon. For additional information, see Note 9 - Debt.

Legal Proceedings—The Company is involved from time to time in litigation, claims, and proceedings. The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainty.
The Company records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. If it is determined that a loss is reasonably possible and the loss or range of loss can be estimated, the reasonably possible loss is disclosed. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine the likelihood of matters and the estimated amount of a loss related to such matters. Losses in connection with legal proceedings have not been material for any period presented.
The Company expenses legal fees in the period in which they are incurred.
Indemnifications—The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s consolidated statements of operations in connection with the indemnification provisions have not been material. As of December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
6.Business Combinations
Wurl—On April 1, 2022, the Company completed its acquisition of all of the equity interests of Wurl, Inc. ("Wurl"), a connected TV ("CTV") advertising company, for a total purchase price of $378.2 million, consisting of $219.3 million in cash, 2,579,692 shares of the Company's Class A common stock valued at $137.4 million and a deferred payment of $22.7 million, with a present value of $21.5 million at the closing of the acquisition, relating to an indemnity holdback amount to be paid in 18 months following the transaction close date, less any eligible claims against Wurl paid by AppLovin. The transaction allowed the Company to expand into the connected TV market. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $1.9 million. During the fourth quarter of 2023, the indemnity holdback was paid.
The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$400
Accounts receivable and other current assets	15,194
Intangible assets:
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
Contemporaneously with entering into the definitive agreement, the Company also adopted a multi-year performance-based incentive plan for certain key employees of Wurl, under which the key employees may earn up to a total of $600.0 million in additional shares of the Company's Class A common stock through 2025, contingent upon the achievement of certain revenue and other performance targets by the acquired business and the continued employment of such key employees between 2023 and 2025. In April 2023, the Company amended the multi-year performance-based incentive plan into a one-year plan for 2023, under which the Company may be obligated to issue up to a total of $90.0 million in additional shares of the Company's Class A common stock, contingent upon Wurl’s achievement of certain revenue and other performance targets and the continued employment of the key employees. For additional information, see Note 11 - Stock-Based Compensation.
The Company’s consolidated statement of operations as of December 31, 2022, includes Wurl's revenue of $35.0 million and pre-tax loss of $11.8 million for the period from the acquisition date of April 1, 2022 to December 31, 2022.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
MoPub—On January 1, 2022, the Company completed its acquisition from Twitter, Inc. of certain assets that comprised of its MoPub business for a total purchase price of $1.0 billion in cash. The acquisition allowed the Company to integrate certain product features of the MoPub platform into MAX, the Company's own in-app mediation platform, and migrate publishers and demand partners from the MoPub platform to MAX. The Company accounted for the acquisition as a business combination. Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $14.4 million.
The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired (in thousands):

Intangible assets:
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
Contemporaneously with the signing of the asset purchase agreement, the Company entered into an agreement for Twitter, Inc. to provide certain transitional services to facilitate the migration of publishers and demand partners to MAX during a three-month transitional period following the closing of the transaction (the "TSA"). The Company accounted for the TSA as a transaction separate from the business combination since it was negotiated primarily for the benefit of the Company. In the first quarter of 2022, the Company recognized total expense of $7.0 million related to the transitional services, which was included primarily in cost of revenue in the Company's consolidated statement of operations.
Due to the significant integration of the MoPub business with MAX, it was impractical to determine the impact of the acquired business on revenue or earnings.
See Pro forma results of operations below under "Supplemental Pro Forma Information".
Supplemental Pro Forma Information
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company, the MoPub Business and Wurl for the period presented as if the MoPub business and Wurl had been acquired as of January 1, 2021 (in thousands):

Year Ended December 31, 2022
Revenue	$2,826,090
Net loss	$(184,317)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

Year Ended December 31, 2022
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$(3,512)
A decrease in expenses related to the TSA	$7,000
A decrease in expenses related to transaction expenses	$16,899
A decrease in expenses related to transaction bonuses	$1,101
An increase due to replacement stock awards	$(1,221)
An increase in income tax provision	$(4,654)

The unaudited supplemental pro forma information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or of the Company's future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company's historical consolidated financial statements and from the historical accounting records of the MoPub business and Wurl.
7. Goodwill and Intangible Assets, Net
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Advertising	Apps	Total
Balances as of December 31, 2022	$1,478,014	$345,741	$1,823,755
Foreign currency translation	19,095	—	19,095
Balances as of December 31, 2023	$1,497,109	$345,741	$1,842,850
Foreign currency translation	(39,424)	—	(39,424)
Balances as of December 31, 2024	$1,457,685	$345,741	$1,803,426
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of December 31, 2024			As of December 31, 2023
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Apps	3.4	$1,828,036	$(1,419,559)	$408,477	$1,818,907	$(1,152,611)	$666,296
Customer relationships	7.2	511,125	(160,810)	350,315	519,175	(111,374)	407,801
User base	1.3	68,817	(56,626)	12,191	68,817	(46,874)	21,943
License asset	3.0	60,707	(59,207)	1,500	59,207	(31,003)	28,204
Developed technology	2.7	204,286	(120,808)	83,478	207,900	(88,716)	119,184
Other	2.2	66,020	(25,304)	40,716	71,196	(21,989)	49,207
Total intangible assets		$2,738,991	$(1,842,314)	$896,677	$2,745,202	$(1,452,567)	$1,292,635
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$338,380	$382,956	$448,462
Sales and marketing	74,248	67,190	66,173
Total	$412,628	$450,146	$514,635
As of December 31, 2024, the expected future amortization expense related to acquired intangible assets was estimated as follows (in thousands):

2025	$229,932
2026	222,617
2027	193,981
2028	93,814
2029	48,495
Thereafter	107,838
Total	$896,677

8. Leases
The Company has entered into various non-cancelable operating and finance leases primarily for its office facilities and servers and networking equipment. These leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.
The components of lease costs recognized in the Company's consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$24,308	$22,673	$24,064
Interest	9,231	7,036	2,802
Operating lease cost	15,286	16,674	20,783
Variable lease cost and other	6,190	6,329	2,691
Total lease cost	$55,015	$52,712	$50,340
Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$16,808	$30,481
2026	15,297	30,459
2027	12,509	30,448
2028	5,523	30,445
2029	1,204	30,402
Thereafter	70	31,898
Total lease payments	51,411	184,133
Less: amount representing interest	(3,989)	(27,904)
Present value of future lease payments	47,422	156,229
Less: current obligations under leases	(14,814)	(22,336)
Non-current lease obligations	$32,608	$133,893
Supplemental balance sheet information related to lease liabilities was as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term:
Finance leases	6.0 years	7.0 years
Operating leases	3.3 years	4.1 years
Weighted-average discount rate:
Finance leases	5.7%	5.6%
Operating leases	5.2%	5.2%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,708	$17,147	$22,013
Operating cash flows for finance leases	$9,231	$7,036	$2,802
Financing cash flows for finance leases	$20,875	$20,170	$24,083
As of December 31, 2024, the Company did not have any significant lease that had not yet commenced.

9. Debt
The Company’s outstanding debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
2029 Notes	$1,000,000	$—
2031 Notes	1,000,000	—
2034 Notes	1,000,000	—
2054 Notes	550,000	—
Term loans under the Credit Agreement	—	2,966,250
Revolving Credit Facility	—	185,000
Total principal amount	3,550,000	3,151,250
Less: unamortized debt discount and issuance costs	(41,017)	(30,344)
Net carrying amount	$3,508,983	$3,120,906
Less: short-term debt	—	(215,000)
Long-term debt	$3,508,983	$2,905,906
As of December 31, 2024, the future principal payments for the outstanding debt were as follows (in thousands):

2025 through 2028	$—
2029	1,000,000
Thereafter	2,550,000
Long-term debt	$3,550,000
Senior Notes
In December 2024, the Company issued $3.6 billion in aggregate principal amount of senior notes, consisting of $1.0 billion in aggregate principal amount of 5.125% notes due December 1, 2029 (the "2029 Notes"), $1.0 billion in aggregate principal amount of 5.375% notes due December 1, 2031 (the "2031 Notes"), $1.0 billion in aggregate principal amount of 5.500% notes due December 1, 2034 (the “2034 Notes”), and $550.0 million in aggregate principal amount of 5.950% notes due December 1, 2054 (the "2054 Notes", and collectively with the 2029 Notes, the 2031 Notes and 2034 Notes, the "Senior Notes"). Interest on each series of the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025.
The Senior Notes are unsecured obligations and are not guaranteed by any of the Company's subsidiaries. The Senior Notes rank equally with all existing and future unsecured and unsubordinated indebtedness of the Company. The Company may redeem the Senior Notes in whole or in part at any time or from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control repurchase events, the Company may be required to repurchase the Senior Notes at a specified repurchase price plus accrued and unpaid interest on the Senior Notes to, but excluding, the repurchase date. The indentures governing the Senior Notes also includes customary affirmative and negative covenants (including covenants that limit the Company’s ability and the ability of its restricted subsidiaries to create liens on certain assets to secure debt, enter into sale and leaseback transactions, and, with respect to the Company, consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets, in each case subject to certain exceptions), events of default, and other customary provisions. As of December 31, 2024, the Company was in compliance with all applicable covenants.
The Company incurred debt discount and issuance cost of $41.3 million in connection with the Senior Notes offering, which were allocated on a pro rata basis to the 2029 Notes, 2031 Notes, 2034 Notes, and 2054 Notes. The debt discount and issuance costs are amortized to interest expense over the contractual term of each series of the Senior Notes under the effective interest rate method. The effective interest rates on the 2029 Notes, 2031 Notes, 2034 Notes, and 2054 Notes, which are calculated as the contractual interest rates adjusted for the debt discount and issuance costs, are 5.34%, 5.56%, 5.66%, and 6.07%, respectively.
As of December 31, 2024, the total estimated fair value of the Senior Notes was $3.6 billion. The estimated fair value of the Senior Notes, which the Company has classified as Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
2024 Credit Agreement
In December 2024, concurrently with the issuance of its Senior Notes, the Company entered into the 2024 Credit Agreement, establishing a $1.0 billion revolving credit facility maturing on December 5, 2029, with the option for two one-year extensions as permitted under the agreement. The obligations of the Company under the 2024 Credit Agreement are unsecured and are not guaranteed by any of the Company's subsidiaries. As of December 31, 2024, no amounts had been borrowed under the 2024 Credit Agreement.

U.S. Dollar borrowings under the 2024 Credit Agreement will bear interest, at the Company’s option, based on either (1) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) the Term SOFR rate for a one-month interest period plus 1.10%, in each case subject to a 1.00% floor, plus an applicable margin; or (2) the Term SOFR rate for the applicable interest period plus 0.10%, subject to a 0% floor, plus an applicable margin. The applicable margin ranges from 0.125% to 1.000% for base rate borrowings and from 1.125% to 2.000% for Term SOFR rate borrowings, in each case determined by the Company’s credit ratings. Additionally, the 2024 Credit Agreement also requires the Company to pay a commitment fee on unused amounts, ranging from 0.100% to 0.325%, based on the Company’s credit ratings.
The 2024 Credit Agreement includes usual and customary provisions for unsecured revolving credit agreements of this type, including covenants limiting, with certain exceptions, (1) incurrence of indebtedness by the Company’s subsidiaries, (2) liens, (3) fundamental changes and (4) sale and leaseback transactions, and requires the Company to maintain a maximum total net debt-to-EBITDA ratio of 3.50 to 1.00 as of the last day of each fiscal quarter, subject to a step-up to 4.00 to 1.00 at the Company's option for a certain period following certain qualified acquisitions. As of December 31, 2024, the Company was in compliance with all applicable covenants and ratios.
The 2024 Credit Agreement replaced the existing credit agreement, originally entered into in August 2018 and subsequently amended multiple times (the “2018 Credit Agreement).
2018 Credit Agreement
In August 2018, the Company entered into the 2018 Credit Agreement. The 2018 Credit Agreement, as last amended in March 2024, provided for a $1.5 billion term loan maturing in October 2028, a $2.1 billion term loan maturing in August 2030, and a $610.0 million secured revolving credit facility. Under the 2018 Credit Agreement, the Company may voluntarily prepay outstanding loans at any time, subject to notice, minimum amount requirements, and customary breakage costs, and may be required to prepay outstanding loans under certain circumstances. Prepaid amounts under the revolving credit facility may be re-borrowed.
The term loans and borrowings under the 2018 Credit Agreement bear interest, at the Company’s option, based on either (1) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) the Term SOFR rate for a one-month interest period plus 1.00%, plus an applicable margin; or (2) the Term SOFR rate for a specified period, subject to a 0.50% floor in the case of the term loans and a 0% floor in the case of the revolving credit facility, plus an applicable margin. The applicable margin with respect to the term loans was 1.50% for base rate borrowings and 2.50% for Term SOFR rate borrowings. The applicable margin with respect to the amounts outstanding under the revolving credit facility ranges from 1.00% to 1.25% for base rate borrowings, and from 2.10% to 2.35% for Term SOFR rate borrowings, in each case determined by the Company’s senior secured net leverage ratio. Additionally, the 2018 Credit Agreement also requires the Company to pay a commitment fee on unused amounts under the revolving credit facility, ranging from 0.25% to 0.50%, based on the Company’s senior secured net leverage ratio. As of December 31, 2023, the interest rates for the term loans and the borrowings under the 2018 Credit Agreement were 8.45% and 7.45%, respectively.
The Company’s obligations under the 2018 Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiary guarantors, with certain exclusions. The 2018 Credit Agreement also includes covenants restricting debt, liens, business mergers, dissolutions, investments, dividends, asset disposals, and affiliate transactions, along with default provisions covering payment failures, cross-defaults, change of control, judgments, and bankruptcy. In case of default, lenders may demand immediate repayment and enforce other remedies provided under the agreement. The Company was in compliance with all applicable covenants at all times.
In March 2024, the Company drew $418.7 million from the revolving credit facility to fund certain share repurchases and subsequently repaid the entire outstanding amount of $603.7 million.
Upon executing the 2024 Credit Agreement, the Company used the proceeds from the issuance of the Senior Notes to repay the entire remaining $3.5 billion principal amount on both term loans under the 2018 Credit Agreement and terminated the secured revolving credit facility under the 2018 Credit Agreement, which had no outstanding balance. The Company recognized a $27.7 million loss on extinguishment of the term loans, while the modification to the revolving credit facility had no material impact on the Company's consolidated statements of operations for the year ended December 31, 2024.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to the Company’s debt (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$274,141	$268,583	$162,150
Amortization of debt discount and issuance costs	5,460	8,792	10,031
Loss on debt extinguishment	28,375	4,337	—
Total interest expense	$307,976	$281,712	$172,181
The table above includes interest expense related to the revolving credit facilities of $7.5 million, $6.5 million, and $0.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

10. Equity
Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of preferred stock from time to time in one or more series. The Company's board of directors is authorized to determine the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions.
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock (collectively referred to as the “Common Stock”). The rights of the holders of the Common Stock are identical, except with respect to voting and conversion.
Each share of Class A common stock is entitled to one vote per share, each share of Class B common stock is entitled to 20 votes per share, and Class C common stock is not entitled to vote, except as otherwise required by law. The holders of the Class B common stock (the “Voting Agreement Parties”) have entered into a voting agreement (the “Voting Agreement”), which provides that all shares of Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by two of Adam Foroughi, Herald Chen, and KKR Denali Holdings L.P.(“KKR Denali”) (one of which must be Mr. Foroughi). In the event that Mr. Chen or KKR Denali is no longer party to the Voting Agreement, all shares of Class B common stock subject to the Voting Agreement will be voted by the mutual decision of the remaining parties, or, if the parties disagree, the shares of Class B common stock will be voted by each party in their own discretion.
One share of Class B common stock is convertible into one share of Class A common stock voluntarily at any time by the holder, and will convert automatically into one share of Class A common stock upon (1) certain transfers or (2) the date set by the Company's board of directors, between 61 days and 180 days following the date on which (i) the Voting Agreement is terminated or (ii) Adam Foroughi is no longer involved with the Company as a member of the Board or as an executive officer. After the conversion or exchange of all outstanding shares of the Company’s Class B common stock into shares of Class A common stock, all outstanding shares of Class C common stock will automatically convert into Class A common stock on a one-for-one basis at the date or time determined by a majority of the outstanding shares of Class A common stock, voting as a separate class.
In 2024, KKR Denali, who previously owned more than 10% of the Company's voting interests, converted its remaining shares of Class B common stock into Class A common stock and subsequently sold all such shares. As a result, as of December 31, 2024, KKR Denali was no longer a party to the Voting Agreement. See Note 16 - Related Party Transactions for additional information.
Stock Repurchase Program
In February 2022, the Company's board of directors authorized a stock repurchase program for the Company's Class A common stock. As of December 31, 2023, $2.2 million remained available for repurchases under the program. During 2024, the Company repurchased and retired 16,081,408 shares of Class A common stock for a total cost of $981.3 million, including commissions and fees, and the board authorized an additional $3.3 billion for repurchases under the program. As of December 31, 2024, $2.3 billion remained available for repurchases under the program.
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
The Company retires its Class A common stock upon repurchases, and records the excess of repurchase price over par value for shares repurchased to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, the Company records the excess of repurchase price over par value for shares repurchased first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s consolidated statements of redeemable noncontrolling interest and stockholders’ equity.
11. Stock-based Compensation
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the "2011 Plan") provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), RSUs, stock appreciation rights ("SARs") and restricted stock to the Company's employees, directors and consultants. Immediately prior to the effectiveness of the 2021 Plan, the 2011 Plan was terminated, and no further awards were granted thereunder. All outstanding awards under the 2011 Plan continue to be governed by their existing terms.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of ISOs, NSOs, restricted stock, RSUs, SARs,

performance units and performance shares to the Company’s employees, directors and consultants. A total of 39,000,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan include any shares subject to awards granted under the 2011 Plan in the case of certain occurrences, such as expirations, terminations, exercise and tax-related withholding, or failures to vest. The number of shares available for issuance under the 2021 Plan also include an annual increase of shares, equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. In 2022, the Company's board of directors decreased the number of shares of Class A common stock reserved for issuance under the 2021 Plan by 2,000,000 shares. As of December 31, 2024, there were 68,922,661 shares available for future issuance under the 2021 Plan.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of NSOs, restricted stock, RSUs, SARs, performance units, and performance shares to individuals or entities engaged by the Company to render bona fide services. A total of 390,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2021 Partner Plan. In 2022, the Company's board of directors reserved an additional 2,000,000 shares of Class A common stock for future issuance under the 2021 Partner Plan. As of December 31, 2024, there were 1,550,986 shares available for future issuance under the 2021 Partner Plan.
Employee Stock Purchase Plan
The ESPP permits participants to purchase shares of the Company’s Class A common stock through contributions of up to 15% of their eligible compensation. The ESPP provides for consecutive, overlapping 24-month offering periods, during which the contributed amount by the participant will be used to purchase shares of the Company’s Class A common stock at the end of each 6-month purchase period with the purchase price of the shares being 85% of the lower of the fair market value of the Company’s Class A common stock on the first day of an offering period or on the exercise date. The ESPP has an automatic reset feature, whereby the offering period resets if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date. No participant may purchase, in any one purchase period, more than 590 shares of Class A common stock, or 3,500 shares of Class A common stock for offering periods commencing on or after May 20, 2023. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.
A total of 7,800,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP also include an annual increase of shares, equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. As of December 31, 2024, there were 17,582,902 shares available for future issuance under the ESPP.
RSUs
A summary of the RSU activities for the year ended December 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	9,209,309	$41.14
Granted	1,017,237	$105.09
Vested	(7,214,595)	$39.59
Forfeited	(861,930)	$46.85
Balances as of December 31, 2024	2,150,021	$74.34
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $25.11 and $23.08, respectively. The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2024, 2023, and 2022 was $844.2 million, $403.1 million, and $88.0 million, respectively.
PSUs
In March 2023, the Company granted 6,902,000 PSUs under the 2021 Plan to each of Adam Foroughi, its CEO and Chairperson, and Vasily Shikin, its CTO. In April 2023, the Company granted an additional 3,451,000 PSUs to certain non-executive employees under the same plan. These PSUs, divided into five tranches, vest upon achieving stock price targets ranging from $36.00 to $79.00, based on the minimum closing price of the Company’s Class A common stock over any 30 consecutive trading days during a five-year performance period from the respective grant date, subject to continued employment through the applicable vesting date. In the event of a change in control, unvested PSUs may vest a pro-rata amount if the transaction price falls between two stock price targets that have not previously been achieved, subject to continued employment through the date prior to the transaction. For Mr. Foroughi and Mr. Shikin, PSUs may continue to vest for up to one year post-employment if certain conditions are met.
In November 2024, the Company granted 348,327 PSUs under the 2021 Plan to certain non-executive employees. These

PSUs, divided into 3 tranches, vest upon achieving stock price targets ranging from $184.35 to $294.96, based on the minimum closing price of the Company’s Class A common stock over any 30 consecutive trading days during a 2.5-year performance period from the grant date, subject to continued employment through the applicable vesting date.
A summary of the PSU activities for the year ended December 31, 2024 is as follows:

	Number of Performance Stock Units	Weighted-Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	13,804,000	$7.20
Granted	348,327	$103.76
Vested	(13,841,737)	$9.26
Forfeited	(310,590)	$7.90
Balances as of December 31, 2024	—	$—
The weighted-average grant-date fair value of PSUs granted during the year ended December 31, 2023 was $7.20. The total fair value of PSUs vested as of the vesting dates during the years ended December 31, 2024 and 2023 was $1.3 billion and $132.7 million, respectively.
The following assumptions were used to estimate the fair value of PSUs:

	Year Ended December 31,
	2024	2023
Stock price on the date of grant	$159.11	$12.41 - $16.43
Expected volatility	64.72%	73.76% - 73.95%
Risk-free interest rate	4.05%	3.58% - 3.60%
Discount for lack of marketability	15.29%	20.43% - 20.65%
Dividend yield	0%	0%
Stock Options
A summary of the stock option activities for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Balances as of December 31, 2023	9,814,632	$6.11	5.8
Exercised	(6,044,258)	$5.76
Forfeited	(23,222)	$17.63
Balances as of December 31, 2024	3,747,152	$6.60	4.9
Vested and exercisable as of December 31, 2024	3,746,502	$6.60	4.9
Vested and expected to vest as of December 31, 2024	3,747,152	$6.60	4.9
The fair value of stock options granted during the year ended December 31, 2023 was not material and no stock options were granted during the years ended December 31, 2024 or 2022. The total intrinsic value of share options exercised during the years ended December 31, 2024, 2023, and 2022 was $671.2 million, $60.1 million, and $87.5 million, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2024 was $1.2 billion.
ESPP
The stock-based compensation expenses recognized for the ESPP were not material during the years ended December 31, 2024, 2023, or 2022. During the year ended December 31, 2024, 418,893 shares of Class A common stock were purchased under the ESPP at a weighted-average price of $16.63 per share.

Stock-based Compensation Expense
Stock-based compensation included in the Company's consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$5,499	$5,229	$6,307
Sales and marketing	83,435	79,879	41,533
Research and development	239,902	230,806	94,319
General and administrative	47,619	47,193	49,453
Total stock-based compensation expense	$376,455	$363,107	$191,612
During the year ended December 31, 2023, the Company recorded $15.7 million in stock-based compensation expense for a performance-based incentive plan for certain employees of Wurl. The plan was initially recorded in accrued and other current liabilities on the Company’s consolidated balance sheets as the monetary value of the obligation under each potential outcome of the performance condition was predominantly based on a fixed monetary amount known at inception to be settled in a variable number of shares. In February 2024, the Company settled the liability by issuing 346,836 shares of the Company's Class A common stock and paying $2.1 million in cash. For additional information, see Note 6 - Business Combinations.
During the year ended December 31, 2024, the Company recorded $7.1 million in stock-based compensation expense for certain cash-settled awards, whose value was based in part on the price of its Class A common stock. As of December 31, 2024, these awards were vested and included in accrued and other current liabilities on the Company’s consolidated balance sheets.
As of December 31, 2024, the total unrecognized stock-based compensation expense was $145.6 million, which is expected to be recognized over a weighted-average period of 0.92 years. For the years ended December 31, 2024, 2023, and 2022, the Company recognized net income tax benefit (deficiency) related to stock-based compensation of $203.7 million, $34.3 million, and $(10.9) million, respectively.

12. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2024, 2023, and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Basic EPS
Numerator:
Net income (loss)	$1,579,776	$356,711	$(192,746)
Less:
Income attributable to options exercises by promissory notes	(1,508)	(1,412)	—
Income attributable to unvested early exercised options	(2)	(23)	—
Income attributable to common stock subject to share repurchase agreements	(1,207)	(334)	—
Net income (loss) attributable to common stockholders—Basic	$1,577,059	$354,942	$(192,746)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	336,921,483	351,952,187	371,568,011
Net income (loss) per share attributable to common stockholders—Basic	$4.68	$1.01	$(0.52)
Diluted EPS
Numerator:
Net income (loss)	$1,579,776	$356,711	$(192,746)
Less:
Income attributable to options exercises by promissory notes	(1,461)	(1,371)	—
Income attributable to unvested early exercised options	(2)	(23)	—
Income attributable to common stock subject to share repurchase agreements	(1,169)	(324)	—
Net income (loss) attributable to common stockholders—Diluted	$1,577,144	$354,993	$(192,746)
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	336,921,483	351,952,187	371,568,011
Weighted-average dilutive share-based awards and warrants	10,886,072	10,637,059	—
Weighted-average shares used in computing net income (loss) per share—Diluted	347,807,555	362,589,246	371,568,011
Net income (loss) per share attributable to common stockholders—Diluted	$4.53	$0.98	$(0.52)
The following table presents the forms of antidilutive potential common shares:

	As of December 31,
	2024	2023	2022
Stock options exercised for promissory notes	85,000	1,399,999	1,399,999
Early exercised stock options	—	3,147	99,372
Stock options	—	115,229	11,315,805
Unvested RSUs	2,034	3,340,992	15,616,743
ESPP	49,488	1,917	856,811
Total antidilutive potential common shares	136,522	4,861,284	29,288,730
As of December 31, 2023, the table above excludes any unvested PSUs since the related market conditions had not yet been met.

13. Income Taxes
Net income (loss) before income taxes for the years ended December 31, 2024, 2023, and 2022, included the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$125,402	$14,911	$8,660
Foreign	1,450,603	365,659	(213,837)
Net income (loss) before income taxes	$1,576,005	$380,570	$(205,177)
Provision for (benefit from) income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$19,832	$46,515	$74,843
State	11,426	12,407	13,548
Foreign	161,046	47,309	1,548
Total current	192,304	106,231	89,939
Deferred:
Federal	(151,309)	(65,476)	(74,588)
State	(19,424)	(6,454)	(6,718)
Foreign	(25,342)	(10,442)	(20,863)
Total deferred	(196,075)	(82,372)	(102,169)
Total provision for (benefit from) income taxes	$(3,771)	$23,859	$(12,230)
The reconciliation of federal statutory income tax rate to the effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax provision (benefit) at U.S. federal statutory rate	$330,961	$79,920	$(43,034)
State income taxes, net of federal benefit	(30,296)	(5,259)	(1,356)
Foreign income taxed at different rates	(162,402)	(39,171)	27,114
Global intangible low-taxed income	54,118	19,417	2,917
Stock-based compensation	(176,670)	(3,793)	22,064
Capital loss	—	(2,121)	(14,687)
Foreign-derived intangible income	(9,743)	(20,569)	(17,667)
Research and development credits	(56,666)	(25,128)	(11,803)
Foreign income inclusion	(305)	919	357
Change in valuation allowance	42,623	15,182	21,061
Return to Provision	2,942	3,223	(1,323)
Other	1,668	1,239	4,127
Total provision for (benefit from) income taxes	$(3,771)	$23,859	$(12,230)
The Company operates in jurisdictions outside of the US, such as Singapore, where it has tax incentive arrangements. The Company's qualifying income earned in Singapore is taxed at reduced rates, subject to its compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are expected to expire in June 2028 which the Company can affirmatively elect to renew. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday decreased the provision for income taxes by approximately $135.4 million ($0.39 per diluted share) and $38.0 million ($0.11 per diluted share) for the years ended December 31, 2024 and 2023, respectively.

The following summarizes the current and deferred tax assets and liabilities (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and reserves	$13,506	$12,558
Stock-based compensation	10,124	11,169
Tax credit carryforwards	99,314	22,896
Net operating loss	45,463	24,817
Identified intangibles	46,851	24,284
Operating lease liability	10,137	10,201
Other comprehensive income	37,997	24,540
Foreign tax deduction	1,900	7,560
Capital loss	18,198	17,688
Capitalized R&D expenses	268,918	142,386
Valuation allowance	(98,444)	(55,822)
Total deferred tax assets	453,964	242,277
Deferred tax liabilities:
Depreciation and amortization	(324)	(1,587)
Operating lease right-of-use assets	(7,798)	(6,808)
Other	(9,529)	(6,909)
Total deferred tax liabilities	(17,651)	(15,304)
Net deferred tax assets	$436,313	$226,973
As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $2.8 million and $8.5 million on a return basis, respectively, to reduce future taxable income. The post-2017 Tax Act net operating losses are not subject to expiration.
As of December 31, 2024 and 2023, the Company had federal tax credit carryforwards of $67.7 million and $5.1 million on a return basis, respectively, to offset future tax liability. The credit carryforwards will begin to expire in 2035.
As of December 31, 2024 and 2023, the Company had federal capital loss carryforwards of $78.1 million and $77.1 million on a return basis, respectively, to reduce future capital gains. The capital loss carryforwards will begin to expire in 2027.
As of December 31, 2024 and 2023, the Company had California net operating loss carryforwards of $12.4 million and $3.6 million on a return basis, respectively, to reduce future taxable income. The net operating losses will begin to expire in 2039.
As of December 31, 2024 and 2023, the Company had California tax credit carryforwards of $63.0 million and $33.3 million on a return basis, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration.
As of December 31, 2024 and 2023, the Company had other state net operating loss carryforwards of $74.1 million and $26.6 million on a return basis, respectively, to reduce future taxable income. The net operating losses will begin to expire in 2038.
As of December 31, 2024 and 2023, the Company had Texas tax credit carryforwards of $1.2 million and $0.5 million on a return basis, respectively, to offset future tax liability. The credit carryforwards will begin to expire in 2043.
As of December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of $255.5 million and $140.5 million on a return basis, respectively, to reduce future taxable income. The foreign net operating losses will begin to expire in 2027.
The valuation allowance on the Company's net deferred tax assets increased by $42.6 million, $15.2 million and $21.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.
In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and as such, management believes it is more likely than not that the deferred tax assets will be realized. As of December 31, 2024, 2023, and 2022, the Company maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to certain state tax credits, U.S. capital losses and operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized, due to generating more credits and losses than can be utilized.
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
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2024 and 2023, because it intends to permanently reinvest such earnings outside of the U.S., except for Singapore. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the 2017 Tax Act.
Uncertain Tax Positions
The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$35,880	$19,052	$18,456
Increases related to prior year positions	4,393	3,522	—
Decreases related to prior year positions	(2,183)	—	(2,837)
Increases related to current year positions	25,921	13,548	7,083
Decreases related to lapse of statutes	(2,797)	(242)	(758)
Decreases related to settlements	(309)	—	(2,892)
Balance at end of year	$60,905	$35,880	$19,052
Of the unrecognized tax benefits, $51.1 million and $23.9 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2024 and 2023, respectively. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024, 2023, and 2022, the Company had approximately $8.3 million, $4.0 million, and $2.6 million of interest and penalties, respectively.
The tax returns for years 2017 through 2023 remain open to examination for federal and other major domestic taxing jurisdictions and for years 2018 through 2023 for other major foreign jurisdictions.
14. Segments and Geographic Information
The Company determines its operating segments based on how its CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is the Chief Executive Officer.
The Company's two operating and reportable segments are as follows:
•Advertising: Revenue is generated primarily from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
•Apps: Revenue is generated when a user of one of the Apps makes an in-app purchase ("IAP Revenue") and when clients purchase the digital advertising inventory of the Company's portfolio of Apps ("IAA Revenue").
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
The CODM uses segment Adjusted EBITDA to allocate resources during the annual budgeting and forecasting process. The CODM considers segment Adjusted EBITDA when making decisions on operating and capital resource allocation. Additionally, the CODM uses segment Adjusted EBITDA to evaluate operating strategy and assess segment performance by comparing the results of each segment.
The CODM does not evaluate operating segments using asset information, and, accordingly, the Company does not report asset information by segment.

The following tables provide information about the Company's reportable segments and a reconciliation of the total segment Adjusted EBITDA to consolidated income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Advertising:
Revenue	$3,224,058	$1,841,762	$1,049,167
Less:
Data center costs	(392,498)	(251,197)	(201,718)
Personnel related expenses	(242,134)	(208,878)	(162,327)
Publisher bonuses[1]	—	—	209,635
Other expenses[2]	(146,830)	(105,982)	(86,341)
Advertising Adjusted EBITDA	2,442,597	1,275,705	808,415
Apps:
Revenue	$1,485,190	$1,441,325	$1,767,891
Less:
User acquisition costs	(521,516)	(539,444)	(666,128)
Payment processing fees	(287,891)	(295,613)	(345,573)
Professional services costs	(260,278)	(236,229)	(320,282)
Other expenses[3]	(138,497)	(143,086)	(181,113)
Apps Adjusted EBITDA	277,008	226,953	254,795
Total Segment Adjusted EBITDA	$2,719,605	$1,502,658	$1,063,210

Interest expense and loss on settlement of debt	$(318,260)	$(275,665)	$(171,863)
Other income, net	25,440	7,831	18,647
Amortization, depreciation and write-offs	(448,680)	(489,008)	(547,084)
Loss on disposal of long-lived assets	(1,646)	—	(127,892)
Non-operating foreign exchange gain (loss)	(291)	1,224	164
Stock-based compensation	(376,455)	(363,107)	(191,612)
Acquisition-related expense and transaction bonus	(885)	(1,047)	(21,279)
Publisher bonuses	—	—	(209,635)
MoPub acquisition transition services	—	—	(6,999)
Restructuring costs	(22,823)	(2,316)	(10,834)
Income (loss) before income taxes	$1,576,005	$380,570	$(205,177)

1 In connection with the MoPub acquisition, the Company incurred certain one-time, non-recoupable costs to incentivize publishers to migrate to its MAX mediation solution. As these costs were not historically significant nor expected to be in the future, the Company excluded their impact from the Advertising Adjusted EBITDA.
2 Other segment items for the Advertising reportable segment include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.
3 Other segment items for the Apps reportable segment include personnel related expenses, data center costs, facilities costs, software costs, and other individually insignificant costs.

The following table presents long-lived assets by geographic area which consist of property and equipment, net (in thousands):

	As of December 31,
	2024	2023
United States	$44,641	$47,612
Germany	74,533	79,863
Netherlands	40,215	45,307
All other countries	1,141	549
Total property and equipment, net	$160,530	$173,331
For information regarding revenue disaggregated by geography, see Note 2 - Summary of Significant Accounting Policies.

15. Restructuring
For the year ended December 31, 2024, the Company implemented certain workforce reduction measures, resulting in restructuring charges of $20.2 million for the Advertising segment and $5.7 million for the Apps segment. These charges consisted primarily of one-time termination benefits. As of December 31, 2024, $6.9 million remained unpaid and was included in accrued and other current liabilities in the Company's consolidated balance sheets.
For the year ended December 31, 2022, the Company implemented certain workforce reduction measures and recorded a total restructuring charge of $10.8 million comprising primarily of one-time termination benefits, which had been paid in full prior to 2024.
16. Related Party Transactions
Stock Repurchase Transactions
In February 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with KKR Denali, and BofA Securities, Inc., acting for themselves and as representative of other underwriters (collectively, the “Underwriters”), in connection with a secondary public offering (the “Offering”) of 19,866,397 shares of the Company's Class A common stock by KKR Denali. Pursuant to the Underwriting Agreement, on March 6, 2024, the Company repurchased from the Underwriters 10,466,397 shares of Class A common stock sold to the Underwriters by KKR Denali in the Offering at a price per share of $54.46, the same per share price paid by the Underwriters to KKR Denali in the Offering.
In August 2023, the Company repurchased 15,000,000 shares of its Class A common stock from KKR Denali in a private transaction at a price per share equal to $36.85, for an aggregate purchase price of $552.8 million under the Company's stock repurchase program.
In May 2023, the Company repurchased 15,952,381 shares of its Class A common stock from KKR Denali in a private transaction at a price per share equal to $21.00, for an aggregate purchase price of $335.0 million under the Company's stock repurchase program.
Credit Agreement
KKR Capital Markets LLC, an affiliate of KKR Denali, served as a joint lead arranger and joint bookrunner for the 2018 Credit Agreement. In 2024, 2023, and 2022, the Company paid fees of $0.1 million, $1.2 million, and nil, respectively, to KKR Capital Markets LLC in connection with amendments to the 2018 Credit Agreement. Additionally, KKR Corporate Lending (CA) LLC, an affiliate of KKR Denali, provided revolving credit commitments totaling $15.0 million under the 2018 Credit Agreement. The 2018 Credit Agreement was terminated in December 2024. See Note 9 – Debt for additional information.
Other Transactions
Herald Chen, the Company’s former President and Chief Financial Officer and a current member of its board of directors, served as an advisor to the Chief Executive Officer for a one-year term beginning on January 1, 2024. In connection with this role, Mr. Chen received an award of 62,418 RSUs with a grant-date fair value of $43.79 per share.
In February 2024, the Company entered into certain investment and arm's length commercial agreements with Humans, Inc. See Note 3 - Financial Instruments and Fair Value Measurements for additional information. Eduardo Vivas, a member the Company's board of directors, serves as the Chief Operating Officer of Humans, Inc., and a member of its board of directors.
In March 2019, the Company entered into a promissory note with Rafael Vivas, the brother of Eduardo Vivas, a member of the Company's board of directors, for the purpose of advancing him funds to allow him to early exercise his stock options (“Vivas Note”). The Vivas Note was issued in the amount of $2.3 million at an interest rate of 2.59%, and later amended on August 7, 2020 to lower the interest rate on the outstanding balance of such note to the then applicable IRS annual mid-term rate of 0.41%. In March 2024, the principal amount due under the Vivas Note plus accrued interest, or $2.3 million, was repaid in full to the Company and the Vivas Note was extinguished.
The Company had no other material related party transactions in 2024, 2023, or 2022.
17. Subsequent Events
On February 12, 2025, the Company announced that it had entered into a term sheet for the sale of the Company’s mobile gaming business to a privately held company (the “Acquirer”) for total consideration of $900.0 million (the “Term Sheet”). The Term Sheet provides for the total consideration to consist of $400.0 million in shares of the Acquirer’s common equity and $500.0 million in cash, subject to customary purchase price adjustments. The Term Sheet also provides that the Acquirer will borrow up to $250.0 million of the cash portion of the total consideration and that, if the Acquirer is unable to obtain such financing, the Company agrees to provide financing in such amount to the Acquirer through the issuance of a promissory note. The Term Sheet is non-binding, except with respect to an agreement by the parties to use commercially reasonable best efforts in good faith to negotiate and finalize definitive agreements for the proposed transaction, a prohibition on the Company from engaging in discussions or negotiations with any third party other than the Acquirer regarding the sale of the Company’s mobile gaming business for a specified period, and customary terms such as fees and expenses, governing law, and termination.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
On December 6, 2024, Matthew Stumpf, our Chief Financial Officer, entered into a Rule 10b5-1 trading plan providing for the potential sale of the net shares (after withholding taxes) of our Class A common stock issuable upon vesting and settlement of 56,058 RSUs granted to Mr. Stumpf prior to the adoption of the trading plan. The trading plan is scheduled to be effective until November 25, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On December 6, 2024, Victoria Valenzuela, our Chief Legal Officer, entered into a Rule 10b5-1 trading plan providing for the potential sale of the net shares (after withholding taxes) of our Class A common stock issuable upon vesting and settlement of 57,207 RSUs granted to Ms. Valenzuela prior to the adoption of the trading plan. The trading plan is scheduled to be effective until December 5, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On December 9, 2024, Vasily Shikin, our Chief Technology Officer, entered into a Rule 10b5-1 trading plan providing for the potential sale of up to 120,000 shares of our Class A Common Stock held by Mr. Shikin and up to 210,000 shares of our Class A common stock from certain affiliated trusts. The trading plan is scheduled to be effective until November 25, 2025, or earlier if all transactions under the trading plan are completed. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On November 20, 2024, Alyssa Harvey Dawson, a member of our Board, terminated a Rule 10b5-1 trading plan, which was previously adopted on March 14, 2024 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 8,871 shares of our Class A common stock held by Ms. Harvey Dawson and was scheduled to be effective until May 31, 2025, or earlier if all transactions under the trading plan were completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024 (the “Proxy Statement”).
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
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.
EXHIBIT INDEX

		Information Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1/A	333-253800	3.2	March 22, 2021

3.2	Certificate of Change of Location of Registered Agent and/or Registered office.	8-K	001-40325	3.1	June 15, 2021

3.3	Amended and Restated Bylaws of the registrant.	8-K	001-40325	3.1	February 6, 2023

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-253800	4.1	March 2, 2021

4.2	Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 15, 2018, as amended.	S-1/A	333-253800	4.2	March 22, 2021

4.3	Form of Warrant to Purchase Class A Common Stock.	S-1	333-253800	4.3	March 2, 2021

4.4	Description of Capital Stock.	10-K	001-40325	4.4	February 28, 2023

4.5	Indenture, dated December 5, 2024, by and between AppLovin Corporation and Wilmington Trust, National Association, as trustee.	8-K	001-40325	4.1	December 5, 2024

4.6	First Supplemental Indenture, dated as of December 5, 2024, by and between AppLovin Corporation and Wilmington Trust, National Association, as trustee.	8-K	001-40325	4.2	December 5, 2024

4.7	Form of Global Note for 5.125% Senior Notes due 2029 (included as Exhibit A to 4.6).	8-K	001-40325	4.3	December 5, 2024

4.8	Form of Global Note for 5.375% Senior Notes due 2031 (included as Exhibit B to 4.6).	8-K	001-40325	4.4	December 5, 2024

4.9	Form of Global Note for 5.500% Senior Notes due 2034 (included as Exhibit C to 4.6).	8-K	001-40325	4.5	December 5, 2024

4.10	Form of Global Note for 5.950% Senior Notes due 2054 (included as Exhibit D to 4.6).	8-K	001-40325	4.6	December 5, 2024

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-253800	10.1	March 2, 2021

10.2+	AppLovin Corporation 2011 Equity Incentive Plan and related form agreements.	S-1	333-253800	10.2	March 2, 2021

10.3+	AppLovin Corporation 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-253800	10.3	March 22, 2021

10.4+	AppLovin Corporation 2021 Executive Incentive Compensation Plan.	S-1/A	333-253800	10.4	March 22, 2021

10.5+	AppLovin Corporation 2021 Employee Stock Purchase Plan and related form agreements.	10-Q	001-40325	10.1	August 7, 2024

10.6	Amended and Restated AppLovin Corporation 2021 Partner Studio Incentive Plan and related form agreements.	10-K	001-40325	10.6	February 28, 2023

10.7+	AppLovin Corporation Outside Director Compensation Policy, amended February 10, 2025.

10.8+	Executive Change in Control and Severance Plan and Summary Plan Description.	S-1/A	333-253800	10.8	March 22, 2021

10.9+	Form of Confirmatory Employment Letter between the registrant and each of its executive officers.	S-1	333-253800	10.7	March 2, 2021

10.10	Amended and Restated Sublease, by and between 1050 Page Mill Road Property, LLC and AppLovin Corporation, dated as of February 18, 2021.	S-1	333-253800	10.8	March 2, 2021

10.11+	Equity Exchange Agreement between the registrant and Herald Chen, dated March 16, 2021.	S-1/A	333-253800	10.18	March 22, 2021

10.12+	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	001-40325	10.1	March 13, 2023

10.13+	Consulting Services Agreement between the registrant and Herald Chen, dated December 29, 2023.	10-K	001-40325	10.26	February 26, 2024

10.14	Credit Agreement, dated as of December 5, 2024, by and between AppLovin Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-40325	4.1	December 5, 2024

19.1	Insider Trading Policy.

21.1	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.	10-K	001-40325	97.1	February 26, 2024

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: February 27, 2025	APPLOVIN CORPORATION
	By:	/s/ Adam Foroughi
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

Signature	Title	Date
/s/ Adam Foroughi	Chief Executive Officer and Chairperson
Adam Foroughi	(Principal Executive Officer)	February 27, 2025

/s/ Matthew Stumpf	Chief Financial Officer
Matthew Stumpf	(Principal Financial Officer)	February 27, 2025

/s/ Dmitriy Dorosh	Vice President, Controller
Dmitriy Dorosh	(Principal Accounting Officer)	February 27, 2025

/s/ Craig Billings	Director
Craig Billings		February 27, 2025

/s/ Herald Chen	Director
Herald Chen		February 27, 2025

/s/ Margaret Georgiadis	Director
Margaret Georgiadis		February 27, 2025

/s/ Alyssa Harvey Dawson	Director
Alyssa Harvey Dawson		February 27, 2025

/s/ Barbara Messing	Director
Barbara Messing		February 27, 2025

/s/ Todd Morgenfeld	Director
Todd Morgenfeld		February 27, 2025

/s/ Edward Oberwager	Director
Edward Oberwager		February 27, 2025

/s/ Eduardo Vivas	Director
Eduardo Vivas		February 27, 2025