Form 10-Q
period 2025-03-31
AppLovin Corp
filed 2025-05-07
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2025, the number of shares of the registrant’s Class A common stock outstanding was 307,698,319 and the number of shares of the registrant’s Class B common stock outstanding was 30,688,541.

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
•our pending sale of our mobile gaming business;
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
•our ability to develop new products, features, and enhancements for our Advertising solutions and to launch or acquire new Apps and successfully monetize them;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic acquisitions and partnerships;
•our previously announced indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China;
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$551,024	$741,411
Accounts receivable, net	1,577,812	1,414,246
Prepaid expenses and other current assets	238,498	156,533
Total current assets	2,367,334	2,312,190
Property and equipment, net	161,655	160,530
Goodwill	1,639,796	1,803,426
Intangible assets, net	855,046	896,677
Other assets	682,870	696,436
Total assets	$5,706,701	$5,869,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$595,219	$563,427
Accrued and other current liabilities	541,381	424,206
Short-term debt	200,000	—
Deferred revenue	72,624	69,839
Total current liabilities	1,409,224	1,057,472
Long-term debt	3,509,964	3,508,983
Other non-current liabilities	212,092	212,986
Total liabilities	5,131,280	4,779,441
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class C 150,000,000) shares authorized, 338,361,559 (Class A 307,673,018, Class B 30,688,541, Class C nil) and 340,041,739 (Class A 309,353,198, Class B 30,688,541, Class C nil) shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	474,642	593,699
Accumulated other comprehensive loss	(73,185)	(103,096)
Retained earnings	173,953	599,204
Total stockholders’ equity	575,421	1,089,818
Total liabilities and stockholders’ equity	$5,706,701	$5,869,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,484,021	$1,058,115
Costs and expenses:
Cost of revenue	271,232	294,148
Sales and marketing	182,956	226,687
Research and development	122,918	155,323
General and administrative	54,501	42,398
Goodwill impairment	188,943	—
Total costs and expenses	820,550	718,556
Income from operations	663,471	339,559
Other income (expense):
Interest expense	(52,888)	(74,182)
Other income, net	7,811	2,568
Total other expense, net	(45,077)	(71,614)
Income before income taxes	618,394	267,945
Provision for income taxes	41,975	31,762
Net income	$576,419	$236,183
Less: Net income attributable to participating securities	144	1,451
Net income attributable to common stock—Basic	$576,275	$234,732
Net income attributable to common stock—Diluted	$576,277	$234,784
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.70	$0.70
Diluted	$1.67	$0.67
Weighted-average common shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	339,837,238	335,794,739
Diluted	344,877,542	348,596,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$576,419	$236,183
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	29,911	(18,622)
Other comprehensive income (loss), net of tax	29,911	(18,622)
Comprehensive income	$606,330	$217,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	340,041,739	$11	$593,699	$(103,096)	$599,204	$1,089,818
Stock issued in connection with equity awards	1,673,751	—	5,329	—	—	5,329
Shares withheld related to net share settlement of equity awards	(422,322)	—	(185,667)	—	—	(185,667)
Repurchase of Class A common stock	(2,931,609)	—	—	—	(1,001,670)	(1,001,670)
Stock-based compensation	—	—	61,281	—	—	61,281
Other comprehensive income, net of tax	—	—	—	29,911	—	29,911
Net income	—	—	—	—	576,419	576,419
Balances as of March 31, 2025	338,361,559	$11	$474,642	$(73,185)	$173,953	$575,421

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	339,886,712	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	3,936,518	—	23,429	—	—	23,429
Shares withheld related to net share settlement of equity awards	(1,397,947)	—	(80,144)	—	—	(80,144)
Repurchase of Class A common stock	(13,466,397)	—	(752,224)	—	—	(752,224)
Stock-based compensation	—	—	95,253	—	—	95,253
Other comprehensive loss, net of tax	—	—	—	(18,622)	—	(18,622)
Net income	—	—	—	—	236,183	236,183
Balances as of March 31, 2024	328,958,886	$11	$1,420,895	$(83,896)	$(576,806)	$760,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$576,419	$236,183
Adjustments to reconcile net income to operating activities:
Amortization, depreciation and write-offs	79,887	112,667
Goodwill impairment	188,943	—
Stock-based compensation, excluding cash-settled awards	61,281	95,253
Other	8,086	8,540
Changes in operating assets and liabilities:
Accounts receivable	(167,382)	(84,836)
Prepaid expenses and other assets	(51,861)	26,813
Accounts payable	32,545	18,056
Accrued and other liabilities	103,794	(19,897)
Net cash provided by operating activities	831,712	392,779
Investing Activities
Purchase of non-marketable equity securities	(18,678)	(28,333)
Other investing activities	(3,986)	(3,302)
Net cash used in investing activities	(22,664)	(31,635)
Financing Activities
Repurchases of common stock	(1,000,911)	(752,224)
Principal repayments of debt	—	(668,972)
Payment of withholding taxes related to net share settlement	(185,667)	(80,144)
Payments of licensed asset obligation	(13,532)	—
Proceeds from issuance of debt	200,000	1,072,330
Proceeds from exercise of stock options	5,329	9,782
Other financing activities	(7,436)	(5,384)
Net cash used in financing activities	(1,002,217)	(424,612)
Effect of foreign exchange rate on cash and cash equivalents	2,782	(2,348)
Net decrease in cash and cash equivalents	(190,387)	(65,816)
Cash and cash equivalents at beginning of the period	741,411	502,152
Cash and cash equivalents at end of the period	$551,024	$436,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental non-cash investing and financing activities disclosures:
Acquisitions not yet paid	$20,368	$13,088
Right-of-use assets acquired in exchange for lease obligations	$3,967	$10,232
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,392	$71,189
Cash paid for income taxes, net of refunds	$5,597	$3,578

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three months ended March 31, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period.
Certain prior period amounts reported in the Company's condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Basis of Consolidation
The Company's condensed consolidated financial statements include accounts and operations of the Company and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation, the Company is also required to consolidate any variable interest entities ("VIE") when it is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to fair values of assets and liabilities acquired through acquisitions, useful lives of intangible assets and property and equipment, expected period of consumption of virtual goods, income and indirect taxes, contingent liabilities, evaluation of recoverability of intangible assets and long-lived assets, goodwill impairment, stock-based compensation, fair value of financial instruments. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Recent Accounting Pronouncements (Issued Not Yet Adopted)
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments will be effective for annual periods beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
2. Revenue
Revenue from Contracts with Customers
The Company generates Advertising and Apps Revenue. Advertising Revenue is generated primarily from fees collected from advertisers including advertising networks who use the Advertising solutions. Apps Revenue consists of in-app purchase revenue ("IAP Revenue") generated from in-app purchases made by users within the Company’s apps (“Apps”), and in-app advertising revenue ("IAA Revenue") generated from third-party advertisers that purchase ad inventory from Apps.
Advertising Revenue
The vast majority of the Advertising Revenue is generated through AppDiscovery and MAX, which provide the technology to match advertisers and owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The terms for all mobile advertising arrangements are governed by the Company’s terms and conditions and generally stipulate payment terms of 30 days subsequent to the end of the month. Substantially all of the Company's contracts with customers are fully cancelable at any time or upon a short notice.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended March 31,
	2025	2024
Advertising Revenue	$1,158,974	$678,370
In-App Purchase Revenue	227,541	259,196
In-App Advertising Revenue	97,506	120,549
Total Apps Revenue	325,047	379,745
Total Revenue	$1,484,021	$1,058,115
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$821,982	$634,604
Rest of the World	662,039	423,511
Total Revenue	$1,484,021	$1,058,115
Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the three months ended March 31, 2025 and 2024, the Company recognized $47.8 million and $53.0 million of revenue that was included in deferred revenue as of December 31, 2024 and 2023, respectively.
Unsatisfied Performance Obligations
Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
3. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of December 31, 2024, the Company held $41.5 million in money market deposit accounts, which were included in cash and cash equivalents and classified as Level 1 within the fair value hierarchy. The balance of such accounts was not material as of March 31, 2025.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $97.7 million and $77.3 million as of March 31, 2025 and December 31, 2024, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $97.7 million and the unfunded commitments of $3.0 million as of March 31, 2025.
During the three months ended March 31, 2025, the Company made total capital contributions of $18.7 million related to these investments. The Company recognized immaterial unrealized gains related to these investments for the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company's non-marketable equity securities were $68.1 million and $68.1 million, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. Since acquisition, the Company had recorded a cumulative impairment charge of $28.0 million related to these investments.
4. Commitments and Contingencies
Commitments
As of March 31, 2025, the Company's non-cancelable minimum purchase commitments were primarily related to a multi-year contractual arrangement with a cloud services provider. In August 2024, the Company amended its agreement with the provider, committing to spend a minimum of $1.3 billion over a three-year period. By March 31, 2025, the Company had made cumulative payments of $228.8 million towards this commitment.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of March 31, 2025 and December 31, 2024, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $6.3 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.
Legal Proceedings
The Company is involved from time to time in litigation, claims, and proceedings. The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainty, and could, either individually or in aggregate, have a material adverse effect.
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

Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of March 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
5. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Advertising	Apps	Total
Balances as of December 31, 2024	$1,457,685	$345,741	$1,803,426
Goodwill impairment	—	(188,943)	(188,943)
Foreign currency translation	25,313	—	25,313
Balances as of March 31, 2025	$1,482,998	$156,798	$1,639,796
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
On February 12, 2025, the Company entered into a non-binding term sheet to sell its mobile gaming business to Tripledot, a privately held company. On May 7, 2025, the Company and certain of its subsidiaries entered into a definitive agreement with Tripledot and its affiliates to sell the Company’s mobile gaming business for total consideration consisting of $150.0 million in cash, a $250.0 million secured promissory note, and equity representing approximately 20% of Tripledot’s fully diluted equity capitalization at closing, subject to customary purchase price adjustments. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
The Company identified the non-binding term sheet combined with negotiations throughout the first quarter of 2025 to sell the mobile gaming business as an indicator of impairment for the Apps reporting unit and performed an interim quantitative goodwill impairment test as of March 31, 2025. Based on this assessment, the Company determined that the carrying amount of the Apps reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $188.9 million in its condensed consolidated statement of operations for the three months ended March 31, 2025.
At the time the interim impairment test was performed, the Company had not yet determined the fair value of the total consideration, which is subject to a valuation of the equity consideration at the closing of the transaction. As a result, the Company estimated the fair value of the Apps reporting unit using the discounted cash flow method of the income approach. Key valuation inputs included projected future cash flows, risk-adjusted discount rates and long-term growth rates, which are based on management’s estimates and assumptions believed to be reasonable and reflective of known market conditions as of the interim impairment test date. The resulting fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.
Upon closing, the Company will recognize a gain or loss on the sale of the mobile gaming business based on the difference between the total fair value of the consideration received, including the equity consideration, and the carrying amount of the mobile gaming business’s net assets.

Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of March 31, 2025			As of December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Apps	3.3	$1,848,037	$(1,462,940)	$385,097	$1,828,036	$(1,419,559)	$408,477
Customer relationships	7.0	516,319	(175,328)	340,991	511,125	(160,810)	350,315
User base	1.0	68,817	(59,064)	9,753	68,817	(56,626)	12,191
License asset	2.8	60,707	(59,332)	1,375	60,707	(59,207)	1,500
Developed technology	2.4	206,604	(130,760)	75,844	204,286	(120,808)	83,478
Other	2.0	69,673	(27,687)	41,986	66,020	(25,304)	40,716
Total intangible assets		$2,770,157	$(1,915,111)	$855,046	$2,738,991	$(1,842,314)	$896,677
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$53,488	$88,142
Sales and marketing	17,255	16,819
Total	$70,743	$104,961
6. Equity
In February 2022, the Company's board of directors authorized a stock repurchase program for the Company's Class A common stock. As of December 31, 2024, $2.3 billion remained available for repurchases under the program. During the three months ended March 31, 2025, the Company repurchased and subsequently retired 2,931,609 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1.0 billion. As of March 31, 2025, $1.3 billion remained available for repurchases under the program.
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
7. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase. There were no material equity award issuances during the three months ended March 31, 2025.

Stock-based compensation expense included in the Company's condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,125	$1,468
Sales and marketing	16,325	21,963
Research and development	29,662	59,446
General and administrative	14,271	12,376
Total	$61,383	$95,253
8. Earnings Per Share
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into one share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Basic EPS
Numerator:
Net income	$576,419	$236,183
Less:
Income attributable to options exercised by promissory notes	(144)	(726)
Income attributable to common stock subject to share repurchase agreements	—	(724)
Income attributable to unvested early exercised options	—	(1)
Net income attributable to common stockholders—Basic	$576,275	$234,732
Denominator:
Weighted-average shares used in computing net income per share—Basic	339,837,238	335,794,739
Net income per share attributable to common stockholders—Basic:	$1.70	$0.70
Diluted EPS
Numerator:
Net income	$576,419	$236,183
Less:
Income attributable to options exercised by promissory notes	(142)	(700)
Income attributable to common stock subject to share repurchase agreements	—	(698)
Income attributable to unvested early exercised options	—	(1)
Net income attributable to common stockholders—Diluted	$576,277	$234,784
Denominator:
Weighted-average shares used in computing net income per share—Basic	339,837,238	335,794,739
Weighted-average dilutive stock awards	5,040,304	12,801,556
Weighted-average shares used in computing net income per share—Diluted	344,877,542	348,596,295
Net income per share attributable to common stockholders—Diluted:	$1.67	$0.67

The following table presents the forms of antidilutive potential common shares:

	As of March 31,
	2025	2024
Stock options exercised for promissory notes	85,000	85,000
Early exercised stock options	—	559
Stock options	—	12,265
Unvested RSUs	645	2,006,934
ESPP	31,203	—
Total antidilutive potential common shares	116,848	2,104,758
As of March 31, 2024, the table above excludes any unvested PSUs since the related market conditions had not yet been met. There were no unvested PSUs as of March 31, 2025.
9. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. Each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2025 annual effective tax rate differs from the U.S. statutory rate primarily due to jurisdictional mix of earnings, global minimum tax, foreign tax credits, foreign derived intangible income deduction, and global intangible low-taxed income.
During the three months ended March 31, 2025, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
10. Segments
The Company determines its operating segments based on how its chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is the Chief Executive Officer. The Company's two operating and reportable segments are as follows:
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

The following table provides information about the Company's reportable segments and a reconciliation of the total segment Adjusted EBITDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Advertising:
Revenue	$1,158,974	$678,370
Less:
Data center costs	(122,358)	(94,133)
Personnel related expenses	(52,282)	(56,808)
Other expenses[1]	(41,106)	(35,409)
Advertising Adjusted EBITDA	943,228	492,020
Apps:
Revenue	$325,047	$379,745
Less:
User acquisition costs	(111,447)	(150,636)
Payment processing fees	(62,427)	(75,611)
Professional services costs	(61,420)	(58,831)
Other expenses[2]	(27,954)	(37,916)
Apps Adjusted EBITDA	61,799	56,751
Total Segment Adjusted EBITDA	$1,005,027	$548,771

Interest expense	$(52,888)	$(74,182)
Other income, net	9,042	3,397
Amortization, depreciation and write-offs	(79,887)	(112,667)
Goodwill impairment	(188,943)	—
Loss on disposal of long-lived assets	—	(1,646)
Non-operating foreign exchange gain (loss)	40	(106)
Stock-based compensation	(61,383)	(95,253)
Transaction-related expense	(6,005)	(369)
Restructuring costs	(6,609)	—
Income before income taxes	$618,394	$267,945

1 Other segment items for the Advertising reportable segment include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.
2 Other segment items for the Apps reportable segment include personnel related expenses, data center costs, facilities costs, software costs, and other individually insignificant costs.
11. Debt
In March 2025, the Company borrowed $200.0 million under its revolving credit facility pursuant to the credit agreement entered in 2024 to fund share repurchases under the Company's repurchase program. For additional information regarding the share repurchases, see Note 6 - Equity. As of March 31, 2025, $793.7 million remained available for borrowing under the facility, net of $6.3 million in outstanding letters of credit. The Company repaid $100.0 million of the outstanding borrowings in April 2025 and the remaining $100.0 million in May 2025.
12. Restructuring
For the three months ended March 31, 2025, the Company implemented certain workforce reduction measures and recorded total restructuring charges of $11.0 million, consisting of $7.7 million related to the Advertising segment and $3.3 million related to the Apps segment. These charges primarily consisted of one-time termination benefits and stock-based compensation expenses recognized due to the accelerated vesting of equity awards in connection with employee terminations.
As of March 31, 2025, unpaid liabilities related to one-time termination benefits were $1.5 million. The Company did not incur restructuring costs during the three months ended March 31, 2024.
13. Related Party Transactions
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
In February 2024, the Company entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"). In February 2024, the Company also entered into an arm's length commercial agreement with Humans, Inc. related to its use of the Company's advertising recommendation engine, AXON, under a revenue share model. No transactions have occurred to date under this commercial agreement. Eduardo Vivas, a member the Company's board of directors, serves as the Chief Operating Officer of Humans, Inc., and a member of its board of directors.
During the three months ended March 31, 2025, the Company recognized $0.4 million in Advertising Revenue from Humans, Inc. related to their use of the Company’s Advertising solutions. The transactions were conducted at arm’s-length pricing and under standard contractual terms.
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
The Company had no other material related party transactions for the three months ended March 31, 2025 and 2024.
14. Subsequent Events
On May 7, 2025, the Company and certain of its subsidiaries entered into a definitive agreement with Tripledot and its affiliates to sell the Company’s mobile gaming business for total consideration consisting of $150.0 million in cash, a $250.0 million secured promissory note, and equity representing approximately 20% of Tripledot’s fully diluted equity capitalization at closing, subject to customary purchase price adjustments. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
The Company determined that the pending sale constitutes the disposal of substantially all of its Apps segment and represents a strategic shift that will have a major effect on its operations and financial results. Accordingly, the Company concluded that the Apps segment meets the criteria for classification as a discontinued operation under ASC 205-20, and will reflect the results of the Apps segment as a discontinued operation beginning in the second quarter of 2025.

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
Overview
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end software and AI-powered solutions for businesses to reach, monetize and grow their global audience. We also operate a portfolio of owned mobile apps and accelerated our market penetration through an active acquisition and partnership strategy. Our scaled business model is intricately linked to the advertising ecosystem, providing a durable competitive advantage. We generate revenue when our advertisers achieve their return on ad spend targets with our Advertising solutions, ensuring that their success directly fuels our growth.
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
For the three months ended March 31, 2025, our revenue increased 40% year-over-year to $1.5 billion, from $1.1 billion in the three months ended March 31, 2024. We generated net income of $576.4 million and $236.2 million for the three months ended March 31, 2025 and 2024, respectively. We generated Adjusted EBITDA of $1.0 billion and $548.8 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, our net cash provided by operating activities was $831.7 million and $392.8 million in the three months ended March 31, 2025 and 2024, respectively. We generated Free Cash Flow of $825.7 million and $387.6 million for the three months ended March 31, 2025 and 2024, respectively. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase and withhold shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Our Business Model
We collect revenue from Advertising and our Apps. During the three months ended March 31, 2025, Advertising Revenue represented 78% of total revenue and Apps Revenue represented 22% of total revenue.
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
Advertising clients use Wurl's connected TV ("CTV") platform to distribute streaming video, maximize Advertising Revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, typically on a usage-based model.
Apps Revenue
Apps Revenue is generated when a user of one of our Apps makes an in-app purchase ("IAP") and when clients purchase the digital advertising inventory of our portfolio of Apps ("IAA"). We are able to grow our Apps Revenue by adding more apps to our Apps portfolio and increasing engagement on our existing Apps.
Our Apps are generally free-to-play mobile games and generate IAP Revenue through IAPs. IAPs consist of virtual goods used to enhance gameplay, accelerate access to certain features or levels, and augment other mobile game progression opportunities for the user. IAPs drive more engagement and better economics from our Apps. The vast majority of our IAP Revenue flows through two app stores, Apple App Store and Google Play, which charge us a standard commission on IAPs. IAP Revenue represented 70% of total Apps Revenue for the three months ended March 31, 2025.
During the three months ended March 31, 2025, we had an average of 1.5 million Monthly Active Payers ("MAPs") across our portfolio of Apps. Over that period, we had an Average Revenue Per Monthly Active Payer ("ARPMAP") of $52. See “Key Metrics” below for additional information on how we calculate MAPs and ARPMAP.
IAA clients that purchase advertising inventory from our Apps are able to target highly relevant users from our diverse and global portfolio of over 200 mobile games. Our clients leverage a broad set of high-performing mobile ad formats, including playable and rewarded video, and are able to match these ads with relevant users resulting in a better return on their advertising spend. By increasing the number of users and their engagement, as well as better matching ads with the appropriate target audience, we are able to increase our revenue from IAA clients that purchase advertising inventory from our Apps. IAA Revenue represented 30% of total Apps Revenue for the three months ended March 31, 2025.
Recent Developments
On May 7, 2025, we, along with our subsidiaries Morocco, Inc. and AppLovin GmbH (collectively, the “Sellers”) entered into a Purchase Agreement (the “Agreement”) with Tripledot (“Purchaser Parent”) and its subsidiaries Eton Games Inc. and Tripledot Group Holdings Limited (collectively, with Purchaser Parent, the “Purchasers”). On the terms and subject to the conditions set forth in the Agreement, Sellers will transfer the equity interests of certain wholly-owned subsidiaries that are engaged in our mobile gaming business (the “Gaming Business”) to Purchasers, for total consideration (the “Purchase Price,” and such sale, together with the other transactions contemplated by the Agreement, the “Transactions”) consisting of (i) $400.0 million in cash consideration, comprised of (a) $150.0 million to be paid in cash at the closing of the Transactions (the “Closing”) and (b) a $250.0 million secured promissory note to be issued by Eton Games Inc. (collectively with any other U.S. subsidiaries of Purchaser Parent designated as a co-Borrower thereunder, “Borrowers”) to us or our designated affiliate at the Closing (the “Promissory Note”), and (ii) equity consideration comprised of ordinary shares of Purchaser Parent representing approximately 20% of the fully-diluted equity capitalization of Purchaser Parent at the Closing. Purchaser Parent anticipates financing a portion of the cash Purchase Price payable at the Closing with debt.
The terms of the Promissory Note provide for a maturity of 18 months from the Closing, with no amortization. The Borrowers are permitted to voluntarily prepay the outstanding principal amount of the Promissory Note, in whole or in part, without premium or penalty. The advance under the Promissory Note bears interest at a rate per annum equal to eleven percent (11%). As of the Closing, the obligations of the Borrowers under the Promissory Note will be guaranteed by all U.S. and U.K. subsidiaries of the Purchaser Parent, subject to certain exceptions, and secured by (i) substantially all assets of the Borrowers and the U.S. guarantors and (ii) a pledge by Tripledot Group Holdings Limited of the equity interests held by it in each Borrower and U.S. guarantor, in each case subject to permitted liens and certain customary exceptions. Within 90 days after the Closing, the obligations of the Borrowers under the Promissory Note will also be guaranteed by Purchaser Parent and secured by (a) substantially all assets of the U.K. guarantors and (b) a share pledge by Purchaser Parent of the equity interests held by it in each U.K. guarantor and U.S. guarantor, in each case subject to permitted liens and certain customary exceptions. The Promissory Note includes negative covenants limiting, with certain exceptions, (1) dispositions, (2) changes in business, (3) mergers or acquisitions, (4) indebtedness, (5) liens, (6) distributions and investments and (7) transactions with affiliates; provided that the foregoing covenants allow redemptions and repurchases of a certain series of stock of Purchaser Parent up to an aggregate amount of $205 million. The Promissory Note also contains certain customary affirmative covenants and events of default.
The consummation of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions, including (i) the approval of the Agreement and the Transactions by the requisite shareholders of Purchaser Parent and the occurrence of certain pre-Closing actions with respect to Purchaser Parent’s capitalization structure, (ii) the absence of any law or order preventing or prohibiting the consummation of the Transactions, (iii) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality and other qualifiers), (v) each party’s performance and compliance with its covenants contained in the Agreement, (vi) the absence of a material adverse effect on the Gaming Business or on Purchaser Parent, and (vii) other closing deliverables. The Transactions are not subject to any financing condition.
Key Metrics
We review the following key metrics on a regular basis in order to evaluate the health of our Apps segment, identify trends affecting its performance, prepare financial projections, and make strategic decisions.
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
The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Monthly Active Payers (millions)	1.5	1.8
Average Revenue Per Monthly Active Payer	$52	$48
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income before interest expense, other income, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation expense, transaction-related expense, restructuring costs, loss on disposal of long-lived assets, goodwill impairment, and non-operating foreign exchange (gain) losses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2025 and 2024, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024

	(in thousands. except percentages)
Revenue	$1,484,021	$1,058,115
Net income	576,419	236,183
Net margin	38.8%	22.3%
Adjusted as follows:
Interest expense	52,888	74,182
Other income, net[1]	(9,042)	(3,397)
Provision for income taxes	41,975	31,762
Amortization, depreciation and write-offs	79,887	112,667
Goodwill impairment	188,943	—
Loss on disposal of long-lived assets	—	1,646
Non-operating foreign exchange (gain) loss	(40)	106
Stock-based compensation	61,383	95,253
Transaction-related expense	6,005	369
Restructuring costs	6,609	—
Adjusted EBITDA	$1,005,027	$548,771
Adjusted EBITDA margin	67.7%	51.9%

1 Excludes recurring operational foreign exchange gains and losses.
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

The following table provides our Free Cash Flow for the three months ended March 31, 2025 and 2024, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$831,712	$392,779
Less:
Purchase of property and equipment	(138)	(227)
Principal payments of finance leases	(5,843)	(4,959)
Free Cash Flow	$825,731	$387,593
Net cash used in investing activities	$(22,664)	$(31,635)
Net cash used in financing activities	$(1,002,217)	$(424,612)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our Advertising solutions to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our technology, including our AI-powered advertising recommendation engine AXON, AppDiscovery, Adjust, and MAX, will further improve effectiveness for advertisers. In addition, we plan to continue to invest in the AI-based, self-learning capabilities of our advertising recommendation engine, AXON. Our investments will also allow us to enter into and expand into new verticals outside of gaming, such as e-commerce, CTV, original equipment manufacturer ("OEM"), and carrier-related markets. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. During the three months ended March 31, 2025, 45% of our revenue was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our Advertising solutions and advertise on our Apps. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our Advertising solutions are relevant to the broader advertising ecosystem, including in areas such as e-commerce. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our Advertising solutions and Apps, which investments may impact our profitability in the near term as we seek further scale.
Continued execution of strategic partnerships
We continue to explore strategic partnership opportunities related to our Advertising solutions and the expansion of the markets it serves and we may from time to time evaluate strategic acquisitions and partnerships opportunistically. From the beginning of 2018 through March 31, 2025, we have invested approximately $4.1 billion in 33 strategic acquisitions and partnerships with mobile app developers and for technologies or relationships to enhance our Advertising solutions, including the acquisition of MAX in 2018, Adjust in April 2021, MoPub in January 2022, and Wurl in April 2022. We believe our future results of operations will be affected by our ability to continue to identify and execute such strategic transactions that are accretive to our growth and profitability. In April 2025, we provided an indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China. This indication of interest is preliminary and there can be no assurance that a transaction involving us will proceed.
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
General and administrative. General and administrative expenses consist primarily of costs incurred to support our business, including personnel-related expenses such as salaries, employee benefits, and stock-based compensation for employees engaged in finance, accounting, legal, human resources and administration, professional services fees for legal, accounting, recruiting, and administrative services (including acquisition or other transaction-related expenses), insurance, travel, and allocated facilities and information technology costs.
We plan to continue to invest in our general and administrative function to support the growth of our business. We expect our general and administrative expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to support the growth of our business, and to decrease over the long term as we benefit from greater scale.
Goodwill impairment. Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the Apps reporting unit in the three months ended March 31, 2025, as a result of the impairment analysis we performed during the first quarter of 2025.
Other Income and Expenses
Interest expense. Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount, and issuance costs.
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

Results of Operations
In this section, we discuss the results of our operations for the three months ended March 31, 2025 and 2024.
The following tables summarize our historical condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$1,484,021	$1,058,115
Costs and expenses:
Cost of revenue(1)(2)	271,232	294,148
Sales and marketing(1)(2)	182,956	226,687
Research and development(1)	122,918	155,323
General and administrative(1)	54,501	42,398
Goodwill impairment	188,943	—
Total costs and expenses	820,550	718,556
Income from operations	663,471	339,559
Other income (expense):
Interest expense	(52,888)	(74,182)
Other income, net	7,811	2,568
Total other expense, net	(45,077)	(71,614)
Income before income taxes	618,394	267,945
Provision for income taxes	41,975	31,762
Net income	$576,419	$236,183
__________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$1,125	$1,468
Sales and marketing	16,325	21,963
Research and development	29,662	59,446
General and administrative	14,271	12,376
Total stock-based compensation	$61,383	$95,253

(2) Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$53,488	$88,142
Sales and marketing	17,255	16,819
Total amortization expense related to acquired intangibles	$70,743	$104,961

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18%	28%
Sales and marketing	12%	21%
Research and development	8%	15%
General and administrative	4%	4%
Goodwill impairment	13%	—%
Total costs and expenses	55%	68%
Income from operations	45%	32%
Other income (expense):
Interest expense	(4)%	(7)%
Other income, net	1%	—%
Total other expense, net	(3)%	(7)%
Income before income taxes	42%	25%
Provision for income taxes	3%	3%
Net income	39%	22%
_________________
(1) Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		2024 to 2025 % change
	2025	2024

	(in thousands, except percentages)
Advertising Revenue	$1,158,974	$678,370	71%
In-App Purchases Revenue	227,541	259,196	(12)%
In-App Advertising Revenue	97,506	120,549	(19)%
Total Apps Revenue	325,047	379,745	(14)%
Total Revenue	$1,484,021	$1,058,115	40%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
For the three months ended March 31, 2025, our Advertising Revenue increased by $480.6 million, or 71%, compared to the same period in the prior year due primarily to improved AppDiscovery performance, where net revenue per installation increased 49% and the volume of installations increased 22%. We do not recognize Advertising Revenue from transactions with our studios.
For the three months ended March 31, 2025, our Apps Revenue decreased by $54.7 million, or 14%, from the prior year period. For the three months ended March 31, 2025, our IAP Revenue from Apps decreased by $31.7 million, or 12%, due primarily to a 15% decrease in the volume of in-app purchases, partially offset by a 3% increase in price per in-app purchase, and our IAA Revenue from Apps decreased by $23.0 million, or 19%, due primarily to a 43% decrease in the volume of advertising impressions, partially offset by a 43% increase in price per advertising impression.

Cost of revenue

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Cost of revenue	$271,232	$294,148	(8)%
Percentage of revenue	18%	28%
Cost of revenue in the three months ended March 31, 2025 decreased by $22.9 million, or 8%, compared to the same period in the prior year, due primarily to a decrease of $35.7 million in amortization of intangible assets resulting from the end of the useful life of certain intangible assets and a decrease of $13.2 million in third-party payment processing fees as a result of the decline in IAP revenue, partially offset by an increase of $27.6 million in expenses associated with operating our network infrastructure driven by the growth in our Advertising operations.
Sales and marketing

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Sales and marketing	$182,956	$226,687	(19)%
Percentage of revenue	12%	21%
Sales and marketing expenses in the three months ended March 31, 2025 decreased by $43.7 million, or 19%, compared to the same period in the prior year, due primarily to a decrease in user acquisition costs of $39.2 million.
Research and development

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Research and development	$122,918	$155,323	(21)%
Percentage of revenue	8%	15%
Research and development expenses in the three months ended March 31, 2025 decreased by $32.4 million, or 21%, compared to the same period in the prior year, due primarily to a decrease of $39.3 million in personnel-related expenses related to a decrease in stock-based compensation expense, partially offset by an increase of $7.6 million in professional services costs related to development of new games by third parties.
General and administrative

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
General and administrative	$54,501	$42,398	29%
Percentage of revenue	4%	4%
General and administrative expenses in the three months ended March 31, 2025 increased by $12.1 million, or 29%, compared to the same period in the prior year, due primarily to an increase of $6.2 million in professional services costs primarily associated with transaction-related expenses and an increase of $3.2 million in personnel-related expenses including an increase in stock-based compensation.

Goodwill impairment

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Goodwill impairment	$188,943	$—	**
Percentage of revenue	13%	—%

** Not meaningful
For the three months ended March 31, 2025, we recorded a non-cash goodwill impairment charge of $188.9 million resulting from an interim quantitative goodwill impairment analysis performed in the first quarter of 2025 for the Apps reporting unit. There was no goodwill impairment expense in the prior year period. For additional information, see Note 5 – Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest expense

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Interest expense	$(52,888)	$(74,182)	(29)%
Percentage of revenue	(4)%	(7)%
In the three months ended March 31, 2025, interest expense decreased by $21.3 million, or 29%, compared to the same period in the prior year, due primarily to a $20.6 million decrease in interest expense as a result of lower interest rates under our senior unsecured notes and our unsecured credit agreement compared to our prior credit agreement.
Other income, net

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Other income, net	$7,811	$2,568	**
Percentage of revenue	1%	—%

** Not meaningful
In the three months ended March 31, 2025, other income, net increased by $5.2 million, compared to the same period in the prior year, due primarily to certain third-party costs of $6.2 million incurred in connection with the refinancing of our term loans in the prior year period, partially offset by an increase in net foreign currency losses of $0.4 million.
Provision for Income Taxes

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Provision for income taxes	$41,975	$31,762	32%
Percentage of revenue	3%	3%
In the three months ended March 31, 2025, the provision for income taxes increased by $10.2 million, or 32%, as compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended March 31, 2025 and global minimum tax, partially offset by higher stock-based compensation benefit and foreign income taxed at different rates.

Comparison of our Segment Results of Operations
The following table presents the results for our Advertising and Apps segment adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024

	(in thousands, except percentages)
Advertising Adjusted EBITDA	$943,228	$492,020	92%
Apps Adjusted EBITDA	$61,799	$56,751	9%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The $451.2 million, or 92%, increase in Advertising Adjusted EBITDA for the three months ended March 31, 2025 was primarily driven by an increase in Advertising Revenue of $480.6 million and a decrease of $4.5 million in personnel-related expenses, partially offset by an increase of $28.2 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
The $5.0 million, or 9%, increase in Apps Adjusted EBITDA for the three months ended March 31, 2025 was primarily driven by a decrease of $39.2 million in user acquisition costs, a decrease of $13.2 million in third-party payment processing fees as a result of the decline in IAP revenue, and a decrease of $9.5 million in personnel-related expenses, partially offset by a decrease in Apps Revenue of $54.7 million.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $551.0 million, consisting primarily of cash on deposit with banks and short-term liquid investments in money market deposit accounts. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under the 2024 Credit Agreement, which provided $793.7 million of remaining availability as of March 31, 2025, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our stock repurchases. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$831,712	$392,779
Net cash used in investing activities	$(22,664)	$(31,635)
Net cash used in financing activities	$(1,002,217)	$(424,612)
Operating Activities
Net cash provided by operating activities was $831.7 million for the three months ended March 31, 2025, primarily consisting of $576.4 million of net income, adjusted for certain non-cash items, which included $188.9 million of goodwill impairment, $79.9 million of amortization, depreciation, and write-offs, and $61.3 million of stock-based compensation expense, partially offset by a net decrease in operating assets and liabilities of $82.9 million.
Net cash provided by operating activities was $392.8 million for the three months ended March 31, 2024, primarily consisting of $236.2 million of net income, adjusted for certain non-cash items, which included $112.7 million of amortization, depreciation, and write-offs, and $95.3 million of stock-based compensation expense, partially offset by a net decrease in operating assets and liabilities of $59.9 million.

Investing Activities
Net cash used in investing activities was $22.7 million for the three months ended March 31, 2025, primarily consisting of $18.7 million in purchases of non-marketable equity securities and $2.3 million in capitalized software development costs.
Net cash used in investing activities was $31.6 million for the three months ended March 31, 2024, primarily consisting of $28.3 million in purchases of non-marketable equity securities and $2.5 million in capitalized software development costs.
Financing Activities
Net cash used in financing activities was $1,002.2 million for the three months ended March 31, 2025, primarily consisting of repurchases of stock under our share repurchase program of $1.0 billion, payments for withholding taxes related to the net share settlement of equity awards of $185.7 million, and payments of licensed asset obligation of $13.5 million, partially offset by proceeds of $200.0 million from borrowings under the revolving credit facility pursuant to the 2024 Credit Agreement.
Net cash used in financing activities was $424.6 million for the three months ended March 31, 2024, primarily consisting of repurchases of stock under the repurchase program of $752.2 million and payments for withholding taxes related to the net share settlement of restricted stock units of $80.1 million, partially offset by proceeds from issuance of debt of $1.1 billion net of principal repayments of debt of $669.0 million and $9.8 million in proceeds from exercise of stock options.
Credit Agreement
In March 2025, we borrowed $200.0 million under our revolving credit facility pursuant to the credit agreement entered in 2024 to fund share repurchases under our repurchase program. As of March 31, 2025, $793.7 million remained available for borrowing under the facility, net of $6.3 million in outstanding letters of credit. We repaid $100.0 million of the outstanding borrowings in April 2025 and the remaining $100.0 million in May 2025.
Stock Repurchase Program
During the three months ended March 31, 2025, we repurchased 2,931,609 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1.0 billion. As of March 31, 2025, $1.3 billion remained available for repurchases under the program. In February 2025, our Board modified our stock repurchase program such that $500 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit shall be increased in future quarters by the amount of free cash flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. For additional information, see Note 6 – Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations
Except for scheduled payments from the ongoing business, there were no other material changes to our commitments under contractual obligations since December 31, 2024. For additional information, see Note 4 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets liabilities revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates based on assumptions that are believed to be reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
An accounting estimate is considered critical if it involves significant subjectivity and judgment, and if changes in the estimate have had or are reasonably likely to have a material effect on our consolidated financial statements.
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31,

2024. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties have in the past, and may in the future, assert claims against us in the form of letters and other communications.
Securities Litigation
Beginning in early March 2025, certain alleged stockholders filed putative class action complaints against the company, Adam Foroughi, Matthew Stumpf, and/or Herald Chen asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees. On March 5, 2025, Michael Quiero filed the first complaint against the company, Adam Foroughi, and Matt Stumpf in the U.S. District Court for the Northern District of California (the “Northern District of California”); on March 24, 2025, Ben Brownback filed the second complaint in the same court against the company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California; and on April 17, 2025, the Wayne County Employees’ Retirement System filed the third complaint in the same court against the company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (collectively, the “Securities Complaints”). The Securities Complaints allege that the defendants made materially false and misleading statements regarding our Advertising solutions and financial growth. The Securities Complaints allege a putative class period running from May 10, 2023 through March 26, 2025. We believe that the allegations in the Securities Complaints lack merit and will vigorously contest these actions.
Shareholder Derivative Litigation
On March 25, 2025, Amit Patel, an alleged shareholder, filed a shareholder derivative complaint in the Northern District of California against the individual then current members of the company’s board of directors, Adam Foroughi, and Matthew Stumpf (collectively, the “D&O Parties”) alleging claims for violations of Section 14(a) of the Exchange Act, breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (collectively, the “Shareholder Derivative Complaint”). The Shareholder Derivative Complaint also asserts claims for contribution under the Exchange Act against Adam Foroughi and Matthew Stumpf and seeks unspecified monetary relief, certain injunctive relief, restitution, and attorneys’ fees from the D&O Parties. Relying on the Securities Complaints, the Shareholder Derivative Complaint alleges that the D&O Parties made materially false and misleading statements regarding our Advertising solutions and financial growth. We believe that the allegations in the Shareholder Derivative Complaint lack merit and will vigorously contest these actions.
While we remain confident in the company’s defenses to the asserted allegations in these cases, it is not possible to determine the ultimate outcome at this time, and thus we cannot reasonably estimate the maximum potential exposure or range of possible loss.
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
•risks related to the expansion and diversification of our operations, in the United States and globally, and possibly through future strategic acquisitions and partnerships, such as our indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China;
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

•compliance with governmental anti-bribery, export and import controls and economic sanctions laws;
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

•changes to our Advertising solutions, Apps, or other offerings;
•the timing and efficacy of improvements to our algorithms, models and AI-powered advertising recommendation engine AXON generally;
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
•our ability to close the pending sale of our Apps portfolio;
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
•the impact of tariffs recently imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
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
The advertising and mobile app ecosystems are prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our Advertising solutions, Apps, and other offerings involve the collection, storage, transmission, and other processing of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees, users, and clients or other third parties. We also store and implement measures designed to secure the source code for our Advertising solutions and Apps as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our Advertising solutions, Apps, or our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information or content from users, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other unauthorized processing of such data, or unavailability of data or of our Advertising solutions, Apps, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation, or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect they will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our Advertising solutions, Apps, or other offerings, degrade the user experience, impair, disrupt, or interrupt our systems and networks and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our Advertising solutions, Apps, and other offerings, our systems and other systems used in our business, and our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our Advertising solutions, Apps, or other offerings and otherwise harm our reputation and market position.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements, may receive or store information provided by us or by our clients or users through mobile or web apps or other means. These third parties or others may misappropriate or misuse this information. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data or our users’ data may be lost, destroyed, or accessed, modified, disclosed, or otherwise processed in unauthorized manners. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures and other costs relating to the incident, and we may face claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our Advertising solutions, Apps, or other offerings; and to prevent and detect security breaches, we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of increases in remote work. Our use of third-party systems for remote workforce operations introduces security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with geopolitical events and conflicts, such as those in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
Additionally, our Advertising solutions, Apps, and other offerings operate in conjunction with, and we are in some cases dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or compromised or do not contain defects or bugs that could result in a disruption, breach, or other incident impacting our systems and networks or those of third parties that support us and our Advertising solutions. Security vulnerabilities, malicious code, errors, or other bugs or defects in these third-party products, services, and components could cause us to face increased costs, claims, liability, and additional or new obligations, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other security incident in a timely manner, or implement adequate preventative measures.
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
In addition to our efforts to mitigate cybersecurity risks, we are working to combat misuse of our services and user data by third parties. We may not discover all such incidents or other activities, in connection with our efforts to combat misuse or otherwise, and we may be notified of such incidents or activity by users, clients, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the processing of user data or use of our systems in manners inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, spamming, or unsecured datasets, and may also include activities that threaten people's safety, or scraping, or data harvesting. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, some of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and our agreements with certain customers or partners may require us to notify them or fulfill other obligations in the event of a security breach or incident. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or incidents or improper access to or disclosure or other processing of data, which has occurred in the past or may occur in the future, and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices and to pay fines or penalties. Such actual or perceived breaches or other incidents or our efforts to remediate these events may also result in a decline in our active user base or engagement levels. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
Our insurance coverage may not extend to all types of privacy or security breaches or other incidents, and it may be insufficient to cover all costs and expenses associated with such events. Further, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition, or results of operations.
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
We are highly dependent on our co-founder and chief executive officer, as well as our senior management team. We operate a lean organizational structure and our business and growth may be adversely affected if we fail to attract, retain, and motivate key personnel.
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
In addition, our ability to execute our strategy depends in part on our continued ability to identify, hire, develop, motivate, and retain highly skilled employees, particularly in the competitive fields of AI development, machine learning, product management, engineering, and data science. We believe that our corporate culture has been an important factor in our ability to hire and retain key employees, and if we are unable to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in Silicon Valley, where our headquarters is located. Interviewing, hiring, and integrating new employees has been and will continue to be challenging as we continue to navigate the global working environment. If we are unable to identify, hire, and retain highly skilled employees, our business, financial condition, and results of operations could be adversely affected.
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
A significant portion of our revenue is Advertising Revenue and In-App Advertising ("IAA") Revenue from our Apps. Advertising Revenue is mostly from AppDiscovery and is generated from our advertisers, typically on a performance-based basis, then shared with our advertising publishers, typically on a cost per impression model. IAA Revenue generated from our Apps comes from advertisers that purchase ad inventory from our diverse portfolio of mobile games. As is common in the advertising ecosystem, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
Revenue could also be impacted by a number of other factors, including:
•our ability to attract and retain clients, including, for example, in new markets such as e-commerce and social;
•our ability to improve the effectiveness and predictability of our advertising and maintain and improve our AI-powered advertising recommendation engine AXON;
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
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our Advertising solutions or Apps, or other companies in our industry; and
•the impact of macroeconomic conditions, including tariffs, trade wars, inflation, high interest rates, and uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as in Ukraine and the Middle East, as well as friction between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
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
Technology changes rapidly in the advertising ecosystem and in mobile gaming. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients and users, we may develop new products or enter into new markets, such as e-commerce or social, and we will need to enhance and improve our Advertising solutions and Apps. Our ability to improve the effectiveness and predictability of our advertising recommendations through improvements to our AI-powered advertising recommendation engine AXON is critical to our continuing success and future growth. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects, both of which could adversely affect our business, financial condition, and results of operations.
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
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, such as e-commerce. Additionally, our future growth may include expansion into additional features for our advertisers and publishers, other mobile app sectors, social, e-commerce or related markets, connected TV markets through Wurl, OEM and carrier-related markets through our Array product initiative, or other opportunities which may require significant investment in order to launch and which may not be prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we have developed and continue to further develop our Advertising solutions to support e-commerce advertisers. The expansion of our services to this market is still in its early stages. We also generate revenue through our Wurl CTV business which provides streaming content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. Further, there can be no assurance that we will achieve broader adoption among e-commerce advertisers or that we will effectively develop technology for our Advertising solutions that will allow us to successfully expand into new markets.
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
General macroeconomic conditions, such as inflation, high interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from tariffs, trade wars, uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as friction between the United States and China, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. In addition, changes in macroeconomic conditions, including those due to recent actual and proposed tariff increases imposed by the United States on various trading partners, could change consumer behavior and adversely affect advertising spending and costs related to our operations. Specifically, the U.S. has imposed significant new and escalated tariffs on products from China since February 2025, significant new tariffs on many products of Canada and Mexico since March 2025, and a global tariff on most products from almost all other U.S. trading partners since April 2025; these policies have been fluid and the full economic impact of these policies is currently uncertain. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our Advertising solutions. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients, which in turn may harm our business, financial condition, and results of operations. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the advertising ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
Further, we have operations in China and the continuing tension between the U.S. and China may impact our business and results of operations in the future. The U.S. government has restricted the ability to send certain products and technology to China without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. While our current products are not restricted by these controls, such controls or future restrictions could impact our business in the future. Additionally, the U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to engage with these entities. In addition, the Chinese government has retaliated, and may continue to retaliate, to recent changes in U.S. tariffs and export controls in ways that could indirectly impact our business..
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
We plan to continue to consider opportunities to expand and diversify our operations through strategic acquisitions and partnerships, and we recently provided an indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China. We face a number of risks related to strategic transactions we may pursue.
We will continue to consider opportunities to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisitions of Adjust, the MoPub business, and Wurl.
In April 2025, we confirmed that we had provided an indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China. This indication of interest is preliminary and there can be no assurance that a transaction involving us will proceed. If our proposal to combine with TikTok does not result in a definitive agreement, this may be viewed negatively by investors, securities analysts, customers and other strategic partners and our stock price could decline. Whether or not we enter into a definitive agreement to combine with TikTok, the announcement and pendency of the proposal, the market reaction to our proposal and related discussions regarding our proposed combination with TikTok could cause disruptions in our business. For example, significant management attention may be directed toward discussions and processes related to a potential business combination, which could adversely affect our business, financial condition and results of operations. Even if we have an opportunity to enter into a business combination transaction with TikTok, the consummation of that transaction may be subject to various closing conditions and either party may be unable to satisfy one or more of the closing conditions. Further, the exploration of a possible transaction with TikTok could result in us incurring significant costs, expenses and fees, including for professional services and other transaction costs, for which we will have received little or no benefit, should no such transaction take place, and that may be viewed negatively or impact our financial results which could have a negative impact on our stock.
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
To complete large strategic transactions, we may need to spend significant amounts of cash, which may not be available to us on acceptable terms, if at all, or which could lead us to incur additional debt (and increased interest expense), assume contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. In addition, we may need to issue significant amounts of equity or equity-linked consideration, which would dilute our current stockholders’ ownership and could adversely affect the price of our Class A common stock. For example, we have expressed an interest in purchasing TikTok in all markets outside of China, and such a transaction, if it were to take place, would likely require the issuance of a significant amount of equity. Further, we generally devote more time and resources towards performing diligence on larger transactions and may be required to devote more resources towards regulatory requirements in connection with such transactions. To the extent that we do not perform sufficient diligence on a larger acquisition or such a transaction does not generate the expected benefits, our business, financial condition, and results of operations will be harmed, and to a greater extent than would occur with a smaller transaction.
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
•compliance with applicable foreign laws and regulations, including anti-bribery laws, privacy and data protection laws, AI laws, and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to IAPs in free-to-play games that are directed toward children 16 and under);
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
We have entered into an agreement to sell our Apps portfolio, and we face a number of risks related to such proposed sale.
On May 7, 2025, we, along with our subsidiaries Morocco, Inc. and AppLovin GmbH (collectively, the “Sellers”) entered into a Purchase Agreement (the “Agreement”) with Tripledot (“Purchaser Parent”) and its subsidiaries Eton Games Inc. and Tripledot Group Holdings Limited (collectively, with Purchaser Parent, the “Purchasers”). On the terms and subject to the conditions set forth in the Agreement, Sellers will transfer the equity interests of certain wholly-owned subsidiaries that are engaged in our mobile gaming business (the “Gaming Business”) to Purchasers, for total consideration (the “Purchase Price,” and such sale, together with the other transactions contemplated by the Agreement, the “Transactions”) consisting of (i) $400.0 million in cash consideration, comprised of (a) $150.0 million to be paid in cash at the closing of the Transactions (the “Closing”) and (b) a $250.0 million secured promissory note to be issued by Eton Games Inc. (collectively with any other U.S. subsidiaries of Purchaser Parent designated as a co-Borrower thereunder, “Borrowers”) to us or our designated affiliate at the Closing (the “Promissory Note”), and (ii) equity consideration comprised of ordinary shares of Purchaser Parent representing approximately 20% of the fully-diluted equity capitalization of Purchaser Parent at the Closing. Purchaser Parent anticipates financing a portion of the cash Purchase Price payable at the Closing with debt.
The terms of the Promissory Note provide for a maturity of 18 months from the Closing, with no amortization. The Borrowers are permitted to voluntarily prepay the outstanding principal amount of the Promissory Note, in whole or in part, without premium or penalty. The advance under the Promissory Note bears interest at a rate per annum equal to eleven percent (11%). As of the Closing, the obligations of the Borrowers under the Promissory Note will be guaranteed by all U.S. and U.K. subsidiaries of the Purchaser Parent, subject to certain exceptions, and secured by (i) substantially all assets of the Borrowers and the U.S. guarantors and (ii) a pledge by Tripledot Group Holdings Limited of the equity interests held by it in each Borrower and U.S. guarantor, in each case subject to permitted liens and certain customary exceptions. Within 90 days after the Closing, the obligations of the Borrowers under the Promissory Note will also be guaranteed by Purchaser Parent and secured by (a) substantially all assets of the U.K. guarantors and (b) a share pledge by Purchaser Parent of the equity interests held by it in each U.K. guarantor and U.S. guarantor, in each case subject to permitted liens and certain customary exceptions.
The Transactions may be delayed, and may ultimately not be completed, due to a number of factors, including the failure to obtain regulatory approvals from the requisite government entities or the failure to satisfy the other conditions to the completion of the Transactions, If the Transactions are terminated or otherwise not completed, we would not realize any of the expected benefits of the Transactions and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:
•we will have incurred and may continue to incur costs relating to the Transactions, many of which are payable by us whether or not the Transactions are completed;
•matters related to the Transactions require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;
•we may be subject to legal proceedings related to the Transactions or the failure to complete the Transactions, which could be time consuming and expensive, could divert our management’s attention away from our regular business and, if any lawsuit is adversely resolved against us, could have a material and adverse effect on our financial condition;
•the failure to complete the Transactions may result in negative publicity and a negative perception of us in the investment community, which could negative impact on our stock price; and
•any disruptions to our business resulting from the announcement and pendency of the Transactions, including any adverse changes in our relationships with our customers, partners or employees, may continue to intensify in the event the Agreement is not consummated.
Further, while the Transactions are pending, we are subject to contractual restrictions relating to our operation of the Gaming Business. Even if the Transactions are completed, to the extent the Promissory Note is outstanding, we will face risks associated with the repayment of such note. For additional information regarding the Agreement, the Transactions, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments".
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
From time to time, we have entered into strategic partnerships with mobile gaming studios in addition to those studios that are wholly-owned. We have historically allowed our strategic partner studios to continue their operations with a degree of autonomy. In certain of these transactions, we have bought games from such partner studios and entered into development agreements whereby such partner studios provide us support in developing and improving games. These agreements typically have a fixed term, after which our partner studios may choose not to continue working with us. Any deterioration in our relationship with partner studios may harm our ability to monetize the games we purchase or develop and launch future mobile games developed by partner studios and may lead to such partner studios choosing not to renew their partnerships with us or continue to develop new games or support existing games. Further, if a partner studio becomes dissatisfied with us, our brand and reputation may be harmed and we may have more difficulty entering into similar partnerships in the future. Additionally, our international partner studios may be located in areas with less certain legal and regulatory regimes or more potential risks, which may increase our costs to maintain such strategic partnership. If we are unable to maintain any of these partnerships, we may be required to invest significant resources in expanding our other studios or entering into agreements with additional mobile gaming studios in order to continue producing the same volume and quality of Apps, and our business, financial condition, and results of operations could be adversely affected. Our pending sale of our mobile gaming business includes these strategic partnerships. The Agreement for the proposed sale is subject to the satisfaction or waiver of certain conditions, including regulatory approvals, and we may not be able to complete the proposed transaction or do so in a timely manner. Failure to complete the pending sale may result in negative publicity. Any of the foregoing could harm our business and cause the market price of our Class A common stock to decline.
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

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop and launch new Apps. Even if successful, certain genres of mobile apps, such as casual games, may have a relatively short lifespan. Further, as our Apps expand into additional genres of mobile games or additional categories of mobile apps, we will face risks as well as market, legal, and regulatory challenges specific to those genres or categories. For example, in mid-core games, there is typically a higher upfront investment prior to the launch of a game compared to casual games, which means publishing a new game in that genre will expose us to greater risks as our financial condition and results of operations will be more significantly adversely affected to the extent such a game does not become popular and commercially successful. If we are not successful in launching new mobile games or expanding into other genres of mobile games or categories of mobile apps, our business, financial condition, and results of operations could be adversely affected.
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
We rely on third parties for various aspects of our business, including demand-side platforms, agencies, advertising partners, and publishers who use our Advertising solutions. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms may be given access to personal information in order to bid on advertising inventory, and they may misappropriate and engage in unauthorized use of our information, technology, or customers' data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps in other regulated industries and markets, each of which imposes additional regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our Advertising solutions, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies, which in turn imposes additional operational costs to protect our platform, may trigger additional law enforcement or other inquiries, may put our reputation at risk, and may otherwise adversely affect our business, financial condition, and results of operations.
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
Various government and consumer agencies have called for, or sought to implement, new regulation and changes in industry practices relating to the collection and processing of information concerning consumer behavior, including by restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. For example, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from data subjects to collect and use their data for certain purposes, including interest-based advertising. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. In June 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which generally permits personal data flows from the European Economic Area ("EEA") to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. In October 2022, the United Kingdom announced its plans to depart from the GDPR and implement its own framework, and United Kingdom lawmakers have proposed legislation that would cause its data protection framework to deviate from the GDPR in certain respects. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the impacts of divergent laws and guidance regarding EU and United Kingdom data protection law.
With regard to transfers to the United States of personal data from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield programs as well as standard contractual clauses approved by the EU Commission (the "SCCs"); however, the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with use of the SCCs. EU regulators also have issued guidance that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs to reflect GDPR requirements. The United Kingdom’s Information Commissioner’s Office also has issued new standard contractual clauses for which implementation is required. Further, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. agreed in principle upon a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing it to be used to legitimize EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the “UK Extension”), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF, may rely upon the UK Extension to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data

Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF has faced legal challenge, and it and the Swiss-U.S. DPF and UK Extension may be subject to further legal challenges. The European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may also be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EEA, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from various jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may find it necessary to engage in contract negotiations with third parties that aid in processing data on our behalf, to address cross-border data transfer matters. We may not be able to find alternative service providers which could limit our ability to process personal data from impacted jurisdictions and increase our costs and/or impact our Advertising solutions, Apps, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to the GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
Moreover, there are increasing restrictions in the United States on certain personal sensitive data transfers to certain foreign countries. The Department of Justice recently finalized a final rule implementing Executive Order 14117, effective April 8, 2025, which prohibits data transfer of personal identifiers, precise geolocation data, biometric identifiers, health data, and financial data over a certain bulk threshold to identified countries of concern (i.e., China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela). The rule also restricts data brokerage agreements, investment agreements, employment agreements, and vendor agreements involving such data and countries of concern. Violations of the rule may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China, where we have operations.
Another example of increasingly stringent privacy legislation is California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for residents, including a private right of action for data breaches. The CPRA was approved by California voters in November 2020, went into effect on January 1, 2023, and significantly modified the CCPA, resulting in further uncertainty. Additionally, other states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which are comprehensive statutes containing obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. Certain of these laws provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. The U.S. federal government is also contemplating federal privacy legislation. Our efforts to comply with the CCPA, as modified by the CPRA, and other existing and future legal requirements have required us and will continue to require us to devote significant operational resources and incur significant costs and expenses. Our compliance and oversight efforts regarding privacy, data protection, and security will require significant time and attention from our management and board of directors.
Further, children’s privacy has been a focus of recent enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. Enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years, and the FTC has finalized modifications to its rules implementing COPPA that become effective June 23, 2025, and for which compliance with most provisions is required as of April 22, 2026. These modifications may subject us to additional liability and require us to dedicate additional compliance resources and modify certain policies and practices. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA, as amended and supplemented by the CPRA, requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered in other jurisdictions. Although we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
We endeavor to comply with industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that laws, policies, legal obligations, or industry codes of conduct may be implemented, modified, or interpreted in manners that could prevent us from offering services to categories of users, such as residents of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our terms of service or privacy policy, or with applicable laws, regulations, or legal, contractual, or other actual or asserted obligations to users or third parties, concerning privacy, information security, data protection, consumer protection, or protection of minors; or our privacy-related legal obligations, or any compromise of security that results, or is perceived to result, in the unauthorized release or transfer of personal information or other user data, may result in governmental enforcement actions or other proceedings, claims, demands, and litigation by private parties, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our Advertising solutions grow and evolve, including through the use of and integration of AI technologies, and our Advertising solutions and our Apps are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
We use AI technologies in connection with the development of our Advertising solutions, including our latest AI-powered advertising recommendation engine, AXON, and other product offerings, as well as in other aspects of our business, and we will continue to invest in the expansion of our AI capabilities, including possibly generative AI. These technologies are complex and rapidly evolving, and the development of AI technologies can require significant investment. Expanding our AI capabilities subjects us to many of the risks discussed elsewhere in this Risk Factors section, including risks relating to rapid technological change, the highly technical nature of software, and competition.
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
We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws and regulations, including implementation of IP address blocking and sanctioned person screening, and continue to evaluate and further enhance our policies and procedures relating to export control and sanctions compliance. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. If we are found to be in violation of U.S. sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses or permits, it can result in significant penalties and government investigations, as well as reputational harm and loss of business. Knowing and willful violations can result in possible incarcerations for responsible employees and managers.
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
We are subject to tax laws, regulations, and rulings in the United States and numerous foreign jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, in the tax regimes that we are subject to or operate under could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022 (the "IRA"), enacted in August 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. The IRA also imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. Finally, a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development, have enacted changes to existing tax laws or new laws that could impact our tax obligations, including a framework that imposes a 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions in the European Union, among other jurisdictions, and is being considered for implementation by other countries. These or other new rules could result in double taxation of our international earnings. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property and the valuation of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure and intercompany agreements, including through future acquisitions, or divestitures, in addition to changes in domestic or international tax laws (such as the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions) could impact our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.
In addition, we are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, and by challenges to our intercompany relationships and transfer pricing arrangements. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.
We collect sales tax and value added taxes in a number of jurisdictions. Sales and use, value added, digital service, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, following the U.S. Supreme Court’s ruling in June of 2018 in South Dakota v. Wayfair, Inc., U.S. states may require an out-of-state seller with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to sales tax to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers, create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
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
As a result of disclosure of information in our public filings with the SEC as required of a public company, our business and financial condition has become more visible, which has resulted in and may in the future result in threatened or actual litigation, including by competitors and other third parties. For example, beginning in March 2025, several complaints were filed by certain alleged stockholders against us, our board of directors, and/or certain of our officers alleging violations of the Exchange Act concerning statements made regarding our Advertising solutions and our financial growth. If such claims are successful, our business, financial condition, and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and our board of directors and adversely affect our business, financial condition, and results of operations.
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
As of March 31, 2025, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of March 31, 2025, we had $200.0 million in outstanding borrowings under the Credit Agreement. We repaid $100.0 million of the outstanding borrowings in April 2025 and the remaining $100.0 million in May 2025.
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
In addition, from time to time we have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, including our credit facility, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. Upon the occurrence of a change of control repurchase event (as defined in the indenture governing the Senior Notes), we will be required to repurchase the Senior Notes at the option of each holder. We may not have sufficient funds to repurchase the Senior Notes in cash at the time of any change of control repurchase event. Upon the occurrence of a change of control (as defined in the Credit Agreement), the lenders thereunder could accelerate the obligations under the Credit Agreement and terminate the commitments under the Credit Agreement. The indentures governing the Senior Notes also include customary affirmative and negative covenants (including covenants restricting our ability to incur certain liens and enter into sale and leaseback transactions, subject to certain exceptions), events of default, and other customary provisions. The Credit Agreement also imposes restrictions on us and requires us to maintain compliance with specified covenants regardless of whether any amounts are outstanding thereunder. Our ability to comply with these covenants may be affected by market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. A breach of any of the covenants in the indentures governing the Senior Notes or the Credit Agreement could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness (in the case of the Credit Agreement), and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. The acceleration of the indebtedness under the Credit Agreement, the Senior Notes, or under any other indebtedness could have a material and adverse effect on our business, financial condition, and results of operations.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2025, the Voting Agreement Parties collectively held approximately 68% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning, or other transfers among the Voting Agreement Parties. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon certain events specified in our amended and restated certificate of incorporation.
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
•our indication of interest to explore a purchase of TikTok in all markets outside of China, including public perceptions regarding our proposal and the likelihood that we will enter into a definitive agreement to acquire TikTok in all markets outside of China;
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
In October 2024, our board of directors authorized an increase to our share repurchase program of up to $2.0 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions. In February 2025, our board of directors modified our share repurchase program such that $500 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit shall be increased in future quarters by the amount of free cash flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). As of March 31, 2025, $1.3 billion was available for repurchase of our Class A common stock under our share repurchase program. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,500,000,000 shares of Class A common stock, up to 150,000,000 shares of Class C common stock, and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. For example, in connection with our acquisition of Adjust in April 2021, we issued convertible securities that converted into an aggregate of 6,320,688 shares of our Class A common stock and a purchase of TikTok in all markets outside of China, if it were to take place, would likely require us to issue a significant amount of equity. Any such issuance could result in dilution to our existing stockholders and/or negatively impact the market price of our Class A common stock.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended March 31, 2025, we issued 16,245 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31	—	$—	—	$2,272
February 1 - 28	1,243	$402.30	1,243	$1,772
March 1 - 31	1,689	$297.07	1,689	$1,272
Total	2,932		2,932
(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In 2023, our board of directors authorized increases to the repurchase program of $743.6 million. In 2024, our board of directors authorized increases to the repurchase program of an aggregate amount of $3.3 billion. In February 2025, our board of directors modified our repurchase program such that $500 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit shall be increased in future quarters by the amount of free cash flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 6 - Equity of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), and director adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On February 28, 2025, Matt Stumpf, our Chief Financial Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on December 6, 2024 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to 56,058 shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Mr. Stumpf, net of shares withheld for taxes and was scheduled to be effective until November 25, 2025, or earlier if all transactions under the trading plan were completed. On March 7, 2025, Mr. Stumpf, adopted a Rule 10b5-1 trading plan and intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to an aggregate of 4,850 shares of our Class A common stock held by Mr. Stumpf and up to 42,044 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Mr. Stumpf, net of shares withheld for taxes and is scheduled to be effective until December 10, 2025, or earlier if all transactions under the trading plan were completed.
On March 3, 2025, Victoria Valenzuela, our Chief Legal Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on December 6, 2024 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 40,000 shares of our Class A common stock held by Ms. Valenzuela and up to 57,207 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela, net of shares withheld for taxes and was scheduled to be effective until December 05, 2025, or earlier if all transactions under the trading plan were completed.
On August 21, 2024, Eduardo Vivas, a member of our board of directors, Vivas Family Trust U/A/D 10/26/2020, Arutyunyan Family Trust U/A/D 12/1/20 and La Familia V terminated a Rule 10b5-1 trading plan, which was previously adopted on March 14, 2024 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of (i) 1,875,000 shares of our Class A common stock held by Mr. Vivas personally, (ii) 31,875 shares of our Class A common stock held by Vivas Family Trust U/A/D 10/26/2020, (iii) 27,188 shares of our Class A common stock held by Arutyunyan Family Trust U/A/D 12/1/20, and (iv) 5,625 shares of our Class A common stock held by La Familia V. The plan was scheduled to be effective until June 13, 2025, or earlier if all transactions under the trading plan were completed. The termination took place during the fiscal quarter ending September 30, 2024, but was inadvertently not reported in the Company’s Quarterly Report on Form 10-Q for that period.
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	AppLovin Corporation Outside Director Compensation Policy, amended May 5, 2025.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: May 7, 2025	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)