Form 10-Q
period 2025-06-30
AppLovin Corp
filed 2025-08-06
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 307,636,373 and the number of shares of the registrant’s Class B common stock outstanding was 30,613,541.

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
•our ability to maintain the security and availability of our advertising solutions;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection and AI;
•our ability to attract and retain employees and key personnel;
•our ability to comply with evolving changes in the data protection, privacy and regulatory landscape applicable to our business;
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
•the demand for our advertising solutions;
•our expectations concerning relationships with third parties;
•our ability to attract and retain clients, including in new markets such as e-commerce;
•our ability to develop new products, features, and enhancements for our advertising solutions;
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
•our expectations regarding outstanding litigation and legal, tax and regulatory matters;
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,192,608	$697,030
Accounts receivable, net	1,581,679	1,283,335
Prepaid expenses and other current assets	218,402	140,470
Current assets of discontinued operations	—	191,355
Total current assets	2,992,689	2,312,190
Property and equipment, net	129,600	159,970
Goodwill	1,539,301	1,457,685
Intangible assets, net	448,179	472,851
Other non-current assets	849,728	529,314
Non-current assets of discontinued operations	—	937,249
Total assets	$5,959,497	$5,869,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$553,692	$504,302
Accrued and other current liabilities	495,218	379,004
Deferred revenue	44,975	37,053
Current liabilities of discontinued operations	—	137,113
Total current liabilities	1,093,885	1,057,472
Long-term debt	3,510,958	3,508,983
Other non-current liabilities	187,527	211,572
Non-current liabilities of discontinued operations	—	1,414
Total liabilities	4,792,370	4,779,441
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000,000 (Class A 1,500,000,000, Class B 200,000,000, Class C 150,000,000) shares authorized, 338,782,503 (Class A 308,168,962, Class B 30,613,541, Class C nil) and 340,041,739 (Class A 309,353,198, Class B 30,688,541, Class C nil) shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	448,899	593,699
Accumulated other comprehensive loss	(5,149)	(103,096)
Retained earnings	723,366	599,204
Total stockholders’ equity	1,167,127	1,089,818
Total liabilities and stockholders’ equity	$5,959,497	$5,869,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,258,754	$711,015	$2,417,728	$1,389,385
Costs and expenses:
Cost of revenue	155,076	121,759	306,756	246,301
Sales and marketing	46,917	66,965	106,300	127,875
Research and development	44,032	99,123	100,438	188,071
General and administrative	55,047	38,746	106,570	78,815
Total costs and expenses	301,072	326,593	620,064	641,062
Income from operations	957,682	384,422	1,797,664	748,323
Other income (expense):
Interest expense	(51,409)	(74,418)	(104,297)	(148,343)
Other income (expense), net	(22,269)	7,872	(14,757)	9,506
Total other expense, net	(73,678)	(66,546)	(119,054)	(138,837)
Income before income taxes	884,004	317,876	1,678,610	609,486
Provision for income taxes	112,148	16,894	183,216	49,147
Net income from continuing operations	771,856	300,982	1,495,394	560,339
Income (loss) from discontinued operations, net of income taxes	47,675	8,987	(99,444)	(14,187)
Net income	$819,531	$309,969	$1,395,950	$546,152

Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$2.28	$0.90	$4.41	$1.66
Discontinued operations	0.14	0.02	(0.30)	(0.04)
Basic net income per share	$2.42	$0.92	$4.11	$1.62

Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$2.26	$0.86	$4.35	$1.60
Discontinued operations	0.13	0.03	(0.29)	(0.04)
Diluted net income per share	$2.39	$0.89	$4.06	$1.56

Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	338,617,184	335,681,788	339,223,841	335,785,864
Diluted	342,194,433	347,964,201	343,528,576	348,327,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$819,531	$309,969	$1,395,950	$546,152
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	68,036	(6,732)	97,947	(25,354)
Other comprehensive income (loss), net of tax	68,036	(6,732)	97,947	(25,354)
Comprehensive income	$887,567	$303,237	$1,493,897	$520,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	340,041,739	$11	$593,699	$(103,096)	$599,204	$1,089,818
Stock issued in connection with equity awards	1,673,751	—	5,329	—	—	5,329
Shares withheld related to net share settlement of equity awards	(422,322)	—	(185,667)	—	—	(185,667)
Repurchase of Class A common stock	(2,931,609)	—	—	—	(1,001,670)	(1,001,670)
Stock-based compensation	—	—	61,281	—	—	61,281
Other comprehensive income, net of tax	—	—	—	29,911	—	29,911
Net income	—	—	—	—	576,419	576,419
Balances as of March 31, 2025	338,361,559	$11	$474,642	$(73,185)	$173,953	$575,421
Stock issued in connection with equity awards	1,348,598	—	9,495	—	—	9,495
Shares withheld related to net share settlement of equity awards	(195,422)	—	(70,983)	—	—	(70,983)
Repurchase of Class A common stock	(732,232)	—	—	—	(270,118)	(270,118)
Stock-based compensation	—	—	35,745	—	—	35,745
Other comprehensive income, net of tax	—	—	—	68,036	—	68,036
Net income	—	—	—	—	819,531	819,531
Balances as of June 30, 2025	338,782,503	$11	$448,899	$(5,149)	$723,366	$1,167,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	339,886,712	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	3,936,518	—	23,429	—	—	23,429
Shares withheld related to net share settlement of equity awards	(1,397,947)	—	(80,144)	—	—	(80,144)
Repurchase of Class A common stock	(13,466,397)	—	(752,224)	—	—	(752,224)
Stock-based compensation	—	—	95,253	—	—	95,253
Other comprehensive loss, net of tax	—	—	—	(18,622)	—	(18,622)
Net income	—	—	—	—	236,183	236,183
Balances as of March 31, 2024	328,958,886	$11	$1,420,895	$(83,896)	$(576,806)	$760,204
Stock issued in connection with equity awards	9,435,913	—	9,377	—	—	9,377
Shares withheld related to net share settlement of equity awards	(4,226,153)	—	(356,336)	—	—	(356,336)
Stock-based compensation	—	—	98,354	—	—	98,354
Other comprehensive loss, net of tax	—	—	—	(6,732)	—	(6,732)
Net income	—	—	—	—	309,969	309,969
Balances as of June 30, 2024	334,168,646	$11	$1,172,290	$(90,628)	$(266,837)	$814,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$1,395,950	$546,152
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation and write-offs	126,940	221,208
Goodwill impairment	188,943	—
Stock-based compensation, excluding cash-settled awards	97,026	193,977
Gain on divestiture, net of transaction costs	(106,229)	—
Other	41,617	10,300
Changes in operating assets and liabilities:
Accounts receivable	(291,551)	(125,185)
Prepaid expenses and other assets	20,691	26,161
Accounts payable	39,040	15,453
Accrued and other liabilities	91,511	(40,760)
Net cash provided by operating activities	1,603,938	847,306
Investing Activities
Proceeds from divestiture, net of cash divested	424,702	—
Purchase of non-marketable equity securities	(18,678)	(76,333)
Other investing activities	(27,140)	(23,658)
Net cash provided by (used in) investing activities	378,884	(99,991)
Financing Activities
Repurchases of common stock	(1,272,429)	(752,224)
Payment of withholding taxes related to net share settlement	(256,650)	(436,480)
Principal repayments of debt	(200,000)	(677,863)
Payments of licensed asset obligation	(13,532)	—
Proceeds from issuance of debt	200,000	1,072,330
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	14,824	19,098
Other financing activities	(11,807)	(10,473)
Net cash used in financing activities	(1,539,594)	(785,612)
Effect of foreign exchange rate on cash and cash equivalents	7,969	(3,406)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	451,197	(41,703)
Less: net (decrease) in cash classified within current assets of discontinued operations	(44,381)	—
Net increase (decrease) in cash and cash equivalents	495,578	(41,703)
Cash and cash equivalents at beginning of the period	697,030	502,152
Cash and cash equivalents at end of the period	$1,192,608	$460,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental non-cash investing and financing activities disclosures:
Non-cash consideration received from divestiture	$285,000	$—
Transaction cost in connection with divestiture not yet paid	$17,405	$—
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$(33,188)	$12,568
Supplemental disclosure of cash flow information:
Cash paid for interest	$99,553	$144,986
Cash paid for income taxes, net of refunds	$100,621	$32,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
AppLovin Corporation (the “Company” or “AppLovin”) was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the advertising industry providing end-to-end advertising solutions that allow businesses to reach, monetize and grow their global audiences.
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia, and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period.
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
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to fair values of assets and liabilities acquired through acquisitions, useful lives of intangible assets and property and equipment, income and indirect taxes, contingent liabilities, evaluation of recoverability of intangible assets and long-lived assets, goodwill impairment, stock-based compensation, fair value of financial instruments. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Apps Business Divestiture
On May 7, 2025, the Company and its subsidiaries Morocco, Inc. and AppLovin GmbH entered into a purchase agreement with Tripledot and its subsidiaries Eton Games Inc. and Tripledot Group Holdings Limited to sell the equity interests of certain wholly-owned subsidiaries that operate the Company’s Apps business (the “Apps Business”). The sale was completed on June 30, 2025. The Company determined that the divestiture of the Apps

Business met the criteria for presentation as discontinued operations in the second quarter of the year ending December 31, 2025, as it represented a strategic shift that had a major impact on the Company’s operations and financial results. Accordingly, the results of the Apps Business, including the gain on divestiture, are reported as discontinued operations in the condensed consolidated statements of operations, and as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities of the Apps Business have been reclassified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of December 31, 2024. The condensed consolidated statements of cash flows continue to be presented on a consolidated basis for both continuing and discontinued operations. Certain costs previously allocated to the Apps Business for segment reporting purposes do not meet the criteria for classification within discontinued operations, and as such, these costs have been reallocated to continuing operations. In addition, historical intercompany balances and transactions between the Company and the divested Apps Business that were previously eliminated in consolidation have been excluded from both continuing and discontinued operations. Unless otherwise indicated, all references in the Notes to the condensed consolidated financial statements relate to continuing operations. See Note 2 – Discontinued Operations for further details.
Segment Reporting
Following the divestiture of the Apps Business, the Company has determined that it currently operates as a single operating and reportable segment at the consolidated level. Prior period segment results and related disclosures have been recast to conform to the current period segment presentation. See Note 12 – Segment for further details.
Equity Method Investments
The Company accounts for investments using the equity method of accounting when it has significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in other non-current assets in the condensed consolidated balance sheet. The Company records its share of investee's net income or loss and the amortization of equity method basis difference, calculated as the difference between the investment and the amount of underlying equity in net assets acquired one-quarter in arrears, which is applied consistently from period to period. The Company’s share of investee's net income or loss and the amortization of equity method basis difference are reported in income (loss) from equity method investment, net of tax, in the condensed consolidated statement of operations. The Company monitors on an ongoing basis its equity method investments for indicators of other-than-temporary declines in fair value below carrying value, and records any required impairment loss in income (loss) from equity method investment, net of tax, in the condense condensed consolidated statement of operations. See Note 5 – Equity Method Investments for further details.
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
2. Discontinued Operations
Divestiture
On June 30, 2025, the Company completed the sale of its Apps Business, as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its advertising business. In connection with the transaction, the Company received $715.6 million in total consideration, consisting of $430.6 million in cash and 596,869,142 ordinary shares of Tripledot, valued at $285.0 million. These shares represented approximately 22% of Tripledot’s outstanding ordinary shares and 20% of its fully diluted equity capitalization as of the closing date. The cash consideration of $430.6 million includes $400.0 million as specified in the purchase agreement and $30.6 million in preliminary purchase price adjustments based on estimated closing date net assets, which is subject to finalization in the third quarter of the year ending December 31, 2025.
The fair value of the equity consideration was determined based on the combined value of Tripledot and the Apps Business as of the closing date, estimated using a combination of the market approach, which incorporated valuation multiples of comparable public companies, and the income approach based on projected discounted cash flows. The significant assumptions used included estimates of future revenues and operating expenses, long-term growth rates, working capital requirements and discount rates, which are considered unobservable inputs and are classified as Level 3 within the fair value hierarchy. See Note 5 – Equity Method Investments for further details.
For tax purposes, the transfer of certain Apps Business subsidiaries was treated as an asset sale and resulted in a write-off of $125.6 million of deferred tax assets from the carrying value of Apps Business net assets, which was included in the provision for income taxes from discontinued operations. As a result of the divestiture, the Company derecognized net assets of $591.2 million and incurred transaction costs of $18.3 million, resulting in a pre-tax gain of $106.2 million, which was recorded in net income from discontinued operations for the three months ended June 30, 2025.
In addition, the Company entered into a Transition Services Agreement (“TSA”) with Tripledot. Under the terms of the TSA, the Company agreed to provide limited administrative and transitional services related to the divested Apps Business for a period of up to six months following the closing date.
The following table summarizes the results of operations classified as discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$315,783	$369,104	$640,830	$748,849
Costs and expenses:
Cost of revenue	89,890	160,788	209,442	330,394
Sales and marketing	118,974	135,142	242,547	300,919
Research and development	63,786	64,773	130,298	131,148
General and administrative	1,224	1,837	4,202	4,166
Goodwill impairment	—	—	188,943	—
Total costs and expenses	273,874	362,540	775,432	766,627
Income (loss) from operations	41,909	6,564	(134,602)	(17,778)
Other income:
Gain on divestiture, net of transaction costs	106,229	—	106,229	—
Other income, net	1,220	827	1,519	1,504
Total other income, net	107,449	827	107,748	1,504
Income (loss) from discontinued operations before income taxes	149,358	7,391	(26,854)	(16,274)
Provision for (benefit from) income taxes	101,683	(1,596)	72,590	(2,087)
Income (loss) from discontinued operations, net of income taxes	$47,675	$8,987	$(99,444)	$(14,187)

The following table represents assets and liabilities that are classified as discontinued operations in the condensed consolidated balance sheets for the period presented (in thousands):

Assets:	December 31, 2024
Cash and cash equivalents	$44,381
Accounts receivable, net	130,911
Prepaid expenses and other current assets	16,063
Total current assets of discontinued operations	191,355
Goodwill	345,741
Intangible assets, net	423,826
Other non-current assets	167,682
Total assets of discontinued operations	$1,128,604

Liabilities:
Accounts payable	$59,125
Accrued and other current liabilities	45,202
Deferred revenue	32,786
Total current liabilities of discontinued operations	137,113
Other non-current liabilities	1,414
Total liabilities of discontinued operations	$138,527
The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations, as reflected in the condensed consolidated statements of cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Amortization, depreciation and write-offs	$64,054	$159,049
Stock-based compensation	$3,663	$11,474
Goodwill impairment	$188,943	$—
Acquisition of intangible assets	$22,429	$15,089
Goodwill Impairment
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
On February 12, 2025, the Company entered into a non-binding term sheet to sell its Apps Business to Tripledot. As of March 31, 2025, the Apps Business was not classified as held for sale, as the criteria required for such classification had not yet been met. However, the Company identified the non-binding term sheet combined with negotiations throughout the first quarter of 2025 to sell the Apps Business as an indicator of impairment for the Apps reporting unit and performed an interim quantitative goodwill impairment test as of March 31, 2025. Based on this assessment, the Company determined that the carrying amount of the Apps reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $188.9 million. This charge was included in loss from discontinued operations, net of income taxes, for the six months ended June 30, 2025.
At the time the interim impairment test was performed, the Company had not yet determined the fair value of the total consideration, which was subject to the valuation of the equity consideration at the closing of the transaction. As a result, the Company estimated the fair value of the Apps reporting unit using the discounted cash flow method of the income approach. Key valuation inputs included projected future cash flows, risk-adjusted discount rates and long-term growth rates, which are based on management’s estimates and assumptions believed to be reasonable and reflective of known market conditions as of the interim impairment test date. The resulting fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

3. Revenue
Revenue from Contracts with Customers
The Company generates revenue primarily from advertisers who use AppDiscovery and MAX, which provide the technology to match advertisers and owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The Company’s terms and conditions generally stipulate payment terms of 30 days subsequent to the end of the month. Substantially all of the Company's contracts with customers are fully cancelable at any time or upon a short notice.
The Company’s performance obligation is to provide customers with access to the advertising solutions, which facilitates the advertiser’s purchase of ad inventory from Publishers. The Company does not control the ad inventory prior to its transfer to the advertiser, because the Company does not have the substantive ability to direct the use of nor obtain substantially all of the remaining benefits from the ad inventory. The Company is not primarily responsible for fulfillment. The Company is an agent as it relates to the sale of third-party advertising inventory and presents revenue on a net basis. The transaction price is the product of either the number of completions of agreed upon actions or advertisements displayed and the contractually agreed upon price per advertising unit with the advertiser less consideration paid or payable to Publishers. The Company recognizes revenue when the agreed upon action is completed or when the ad is displayed to users. The number of advertisements delivered and completions of agreed upon actions is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.
The Company also generates revenue from Adjust's measurement and analytics marketing platform that is recognized ratably over the subscription period of generally up to twelve months. Revenue from other services was not material.
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$658,321	$390,403	$1,274,024	$774,984
Rest of the World	600,433	320,612	1,143,704	614,401
Total Revenue	$1,258,754	$711,015	$2,417,728	$1,389,385
Contract Balances
Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations. During the three months ended June 30, 2025 and 2024, the Company recognized $10.5 million and $8.1 million of revenue that was included in deferred revenue as of March 31, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $31.0 million and $25.3 million of revenue that was included in deferred revenue as of December 31, 2024 and 2023, respectively.
Unsatisfied Performance Obligations
Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
4. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of December 31, 2024, the Company held $41.5 million in money market deposit accounts, which were included in cash and cash equivalents and classified as Level 1 within the fair value hierarchy. The balance of such accounts was not material as of June 30, 2025.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $100.1 million and $77.3 million as of June 30, 2025 and December 31, 2024, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other non-current assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $100.1 million and unfunded commitments of $3.0 million as of June 30, 2025.
During the three and six months ended June 30, 2025, the Company made total capital contributions of nil and $18.7 million, respectively, related to these investments. The unrealized gains related to these investments were not material for the three and six months ended June 30, 2025 and 2024.
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
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company's non-marketable equity securities were $47.7 million and $68.1 million, respectively, and were included in other non-current assets in the Company’s condensed consolidated balance sheets. Since acquisition, the Company has recorded a cumulative impairment charge of $48.4 million related to these investments.
5. Equity Method Investments
As disclosed in Note 2 – Discontinued Operations, the Company received 596,869,142 ordinary shares of Tripledot, valued at $285.0 million, as part of the consideration for the sale of its Apps Business. These shares represented approximately 22% of Tripledot’s outstanding ordinary shares and the same proportion of its voting rights as of the closing date. The Company determined it had the ability to exercise significant influence, but not control, over Tripledot through its ownership interest. As such, the investment was accounted for under the equity method of accounting and included in other non-current assets on the condensed consolidated balance sheets as of June 30, 2025.
The carrying value of the equity method investment will be adjusted for the Company’s proportionate share of Tripledot’s income or loss, recognized one quarter in arrears. The Company has determined that the basis difference between the initial fair value of the investment and its proportional share of Tripledot’s net assets carrying value as of the closing date was not material. As the transaction closed on June 30, 2025, no income or loss from Tripledot was recorded in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2025.
6. Commitments and Contingencies
Commitments
As of June 30, 2025, the Company's non-cancelable minimum purchase commitments were primarily related to a multi-year contractual arrangement with a cloud services provider. In August 2024, the Company amended its agreement with the provider, committing to spending a minimum of $1.3 billion over a three-year period. By June 30, 2025, the Company had made cumulative payments of $353.8 million towards this commitment.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Letters of Credit
As of June 30, 2025 and December 31, 2024, the Company had outstanding letters of credit in the aggregate amount of $6.3 million and $6.3 million, respectively, which were issued as security for certain leased office facilities under the Credit Agreement. These letters of credit have never been drawn upon.

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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of June 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
7. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2024	$1,457,685
Foreign currency translation	81,616
Balance as of June 30, 2025	$1,539,301
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of June 30, 2025			As of December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	6.8	$527,953	$(192,314)	$335,639	$511,125	$(160,810)	$350,315
Developed technology	2.2	210,595	(141,698)	68,897	203,030	(119,552)	83,478
Other	4.8	66,066	(22,423)	43,643	56,880	(17,822)	39,058
Total intangible assets		$804,614	$(356,435)	$448,179	$771,035	$(298,184)	$472,851
The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$9,556	$9,557	$18,859	$19,130
Sales and marketing	13,796	13,646	27,322	27,310
Total	$23,352	$23,203	$46,181	$46,440

8. Equity
In February 2022, the Company's board of directors authorized a stock repurchase program for the Company's Class A common stock. As of December 31, 2024, $2.3 billion remained available for repurchases under the program. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 3,663,841 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1.3 billion. As of June 30, 2025, $1.0 billion remained available for repurchases under the program.
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
The Company retires its Class A common stock upon repurchases, and records the excess of repurchase price over par value for shares repurchased to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, the Company records the excess of repurchase price over par value for shares repurchased first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s condensed consolidated statements of stockholders’ equity.
9. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan (the "ESPP"). There were no material equity award issuances during the six months ended June 30, 2025.
Stock-based compensation expense included in the Company's condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$100	$1,095	$1,200	$2,225
Sales and marketing	6,105	21,917	22,071	42,123
Research and development	17,207	58,933	45,000	114,873
General and administrative	11,140	11,614	25,396	23,282
Total	$34,552	$93,559	$93,667	$182,503
10. Earnings Per Share
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

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS:
Numerator:
Net income from continuing operations	$771,856	$300,982	$1,495,394	$560,339
Income (loss) from discontinued operations, net of income taxes	47,675	8,987	(99,444)	(14,187)
Net income	$819,531	$309,969	$1,395,950	$546,152
Less:
Income attributable to participating securities	(206)	(79)	(350)	(1,752)
Net income attributable to Class A and Class B common stockholders—Basic	$819,325	$309,890	$1,395,600	$544,400
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	338,617,184	335,681,788	339,223,841	335,785,864
Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$2.28	$0.90	$4.41	$1.66
Discontinued operations	0.14	0.02	(0.30)	(0.04)
Basic net income per share	$2.42	$0.92	$4.11	$1.62
Diluted EPS:
Numerator:
Net income from continuing operations	$771,856	$300,982	$1,495,394	$560,339
Income (loss) from discontinued operations, net of income taxes	47,675	8,987	(99,444)	(14,187)
Net income	$819,531	$309,969	$1,395,950	$546,152
Less:
Income attributable to participating securities	(204)	(76)	(345)	(1,689)
Net income attributable to Class A and Class B common stockholders—Diluted	$819,327	$309,893	$1,395,605	$544,463
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	338,617,184	335,681,788	339,223,841	335,785,864
Weighted-average dilutive stock awards	3,577,249	12,282,413	4,304,735	12,541,984
Weighted-average shares used in computing net income (loss) per share—Diluted	342,194,433	347,964,201	343,528,576	348,327,848
Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$2.26	$0.86	$4.35	$1.60
Discontinued operations	0.13	0.03	(0.29)	(0.04)
Diluted net income per share	$2.39	$0.89	$4.06	$1.56
The following table presents the forms of antidilutive potential common shares:

	As of June 30,
	2025	2024
Stock options exercised for promissory notes	85,000	85,000
Unvested RSUs	7,453	347,627
ESPP	55,904	43,712
Total antidilutive potential common shares	148,357	476,339
As of June 30, 2024, the table above excludes any unvested PSUs since the related market conditions had not yet been met. There were no unvested PSUs as of June 30, 2025.
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
During the six months ended June 30, 2025, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements.
12. Segment
The Company determines its operating segments based on how its chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is its Chief Executive Officer.
As disclosed in Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 2 – Discontinued Operations, on June 30, 2025, the Company completed the divestiture of its Apps Business, which constituted the former Apps segment. Following the divestiture, the Company has determined that it currently operates the remaining business as a single operating and reportable segment at the consolidated level. Accordingly, the Company classified the Apps Business as discontinued operations in its condensed consolidated statements of operations and excluded the Apps Business from both continuing operations and segment results for all periods presented. The Company’s single segment provides end-to-end advertising solutions including AppDiscovery, MAX, Adjust, and Wurl, that allow businesses to reach, monetize and grow their global audiences. Revenue is primarily generated from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
As a single reportable segment entity, the Company has determined that its measure of profit or loss is net income from continuing operations, which is the measure most consistent with U.S. GAAP. The CODM uses net income from continuing operations to allocate resources during the annual budgeting and forecasting process, evaluate operating strategies, and assess performance across periods.
The table below is a summary of the segment net income from continuing operations, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,258,754	$711,015	$2,417,728	$1,389,385
Less:
Datacenter costs	128,898	89,800	251,256	183,933
Personnel related expenses	50,764	70,405	105,955	131,688
Interest expense	51,409	74,418	104,297	148,343
Provision for income taxes	112,148	16,894	183,216	49,147
Amortization, depreciation and write-offs	31,064	31,242	63,010	62,159
Stock-based compensation	34,552	93,559	93,667	182,503
Other expenses[1]	78,063	33,715	120,933	71,273
Net income from continuing operations	$771,856	$300,982	$1,495,394	$560,339

1 Other expenses include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.

13. Debt
In March 2025, the Company borrowed $200.0 million under its revolving credit facility pursuant to the credit agreement entered in 2024 to fund share repurchases under the Company's repurchase program. For additional information regarding the share repurchases, see Note 8 - Equity. The Company repaid $100.0 million of the outstanding borrowings in April 2025 and the remaining $100.0 million in May 2025. As of June 30, 2025, $993.7 million remained available for borrowing under the facility, net of $6.3 million in outstanding letters of credit.
14. Restructuring
For the six months ended June 30, 2025, the Company implemented certain workforce reduction measures and recorded total restructuring charges of $8.1 million. These charges primarily consisted of one-time termination benefits and stock-based compensation expenses recognized due to the accelerated vesting of equity awards in connection with employee terminations.
As of June 30, 2025, unpaid liabilities related to one-time termination benefits were not material. The restructuring costs incurred during the six months ended June 30, 2024 were not material.
15. Related Party Transactions
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
In February 2024, the Company entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"). In February 2024, the Company also entered into an arm's length commercial agreement with Humans, Inc. related to its use of the Company's advertising recommendation engine, AXON, under a revenue share model. No transactions have occurred to date under this commercial agreement. Eduardo Vivas, a member of the Company's board of directors, serves as the Chief Operating Officer of Humans, Inc., and a member of its board of directors.
During the six months ended June 30, 2025, the Company recognized $2.5 million in revenue from Humans, Inc. related to their use of the Company’s advertising solutions. The transactions were conducted at arm’s-length pricing and under standard contractual terms.
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
The Company had no other material related party transactions for the three and six months ended June 30, 2025 and 2024.

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
For the three months ended June 30, 2025, our revenue increased 77% year-over-year to $1.3 billion, from $711.0 million in the three months ended June 30, 2024. We generated net income from continuing operations of $771.9 million and $301.0 million for the three months ended June 30, 2025 and 2024, respectively, and net income of $819.5 million and $310.0 million for the three months ended June 30, 2025 and 2024, respectively. We generated Adjusted EBITDA of $1.0 billion and $511.2 million for the three months ended June 30, 2025 and 2024, respectively. Additionally, our net cash provided by operating activities was $1.6 billion and $847.3 million in the six months ended June 30, 2025 and 2024, respectively. We generated Free Cash Flow of $1.6 billion and $833.1 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows and Free Cash Flow include the cash flows from continuing and discontinued operations. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase and withhold shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
Recent Developments
On May 7, 2025, we, along with our subsidiaries Morocco, Inc. and AppLovin GmbH (collectively, the “Sellers”) entered into a Purchase Agreement (the “Agreement”) with Tripledot and its subsidiaries Eton Games Inc. ("Eton") and Tripledot Group Holdings Limited (collectively, with Tripledot, the “Purchasers”) relating to the sale of our Apps Business. On June 30, 2025, we and Tripledot entered into an amendment to the Agreement to provide, among other things, that in lieu of the issuance of a secured promissory note by Eton to us or our designated affiliate at the closing of the transactions contemplated by the Agreement (the “Closing”) to fund a portion of the full Cash Consideration (as defined in the Agreement), Tripledot may elect to pay such amount in cash.
On June 30, 2025, we completed the Closing and sold our Apps Business to Tripledot for $400 million in cash, subject to closing adjustments, and equity consideration representing approximately 20% of Tripledot’s fully-diluted equity at the time of closing. No promissory note was issued as part of the transaction. Following the Closing, we operate as a single operating and reportable segment. Results related to our Apps Business are presented as discontinued operations in our condensed consolidated financial statements. See Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 2 – Discontinued Operations of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Business Model
We primarily generate revenue from fees paid by advertisers who use our advertising solutions to grow and monetize their content. We are able to grow our revenue by improving our various technologies.

Advertising clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Facebook and Google. We see multiple opportunities to gain new clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
Our advertising solutions include AppDiscovery, MAX, Adjust, and Wurl. Clients use AppDiscovery to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and AppDiscovery optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. AppDiscovery comprises the vast majority of revenue. Revenue is generated from our advertisers, typically on a performance basis, and shared with our advertising publishers, typically on a cost per impression model.
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
Advertising clients use Wurl's connected TV ("CTV") platform to distribute streaming video, maximize revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, typically on a usage-based model.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income adjusted for loss (income) from discontinued operations, net of income taxes, interest expense, other (income) expense, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation, transaction-related expense, restructuring costs, and non-operating foreign exchange (gain) loss, as well as certain other items that we believe are not reflecting of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2025 and 2024, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Revenue	$1,258,754	$711,015	$2,417,728	$1,389,385
Net income	819,531	309,969	1,395,950	546,152
Net margin	65.1%	43.6%	57.7%	39.3%
Loss (income) from discontinued operations, net of income taxes	(47,675)	(8,987)	99,444	14,187
Net income from continuing operations	771,856	300,982	1,495,394	560,339
Net margin from continuing operations	61.3%	42.3%	61.9%	40.3%
Adjusted as follows:
Interest expense	51,409	74,418	104,297	148,343
Other (income) expense, net[1]	12,798	(8,763)	4,154	(11,777)
Provision for income taxes	112,148	16,894	183,216	49,147
Amortization, depreciation and write-offs	31,064	31,242	63,010	62,159
Non-operating foreign exchange (gain) loss	(1,210)	412	(1,530)	1,411
Stock-based compensation	34,552	93,559	93,667	182,503
Transaction-related expense	5,097	485	9,680	854
Restructuring costs	633	1,936	4,231	1,936
Adjusted EBITDA	$1,018,347	$511,165	$1,956,119	$994,915
Adjusted EBITDA margin	80.9%	71.9%	80.9%	71.6%

1 Excludes recurring operational foreign exchange gains and losses.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and principal payment of finance leases. We use Free Cash Flow to help manage the health of our business, prepare budgets and for capital allocation purposes. We believe Free Cash Flow provides useful supplemental information to help investors understand underlying trends in our business and our liquidity. Free Cash Flow also reflects cash flows from both continuing and discontinued operations. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish Free Cash Flow or similar metrics. Thus, our Free Cash Flow should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
The following table provides our Free Cash Flow for the six months ended June 30, 2025 and 2024, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,603,938	$847,306
Less:
Purchase of property and equipment	(180)	(4,155)
Principal payments of finance leases	(9,964)	(10,048)
Free Cash Flow	$1,593,794	$833,103
Net cash provided by (used in) investing activities	$378,884	$(99,991)
Net cash used in financing activities	$(1,539,594)	$(785,612)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.

Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our advertising solutions to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development, and acquisitions and partnerships related to technology components and products. We believe investments in our technology, including our AI-powered advertising recommendation engine AXON, AppDiscovery, Adjust, and MAX, will further improve effectiveness for advertisers. In addition, we plan to continue to invest in the AI-based, self-learning capabilities of our advertising recommendation engine, AXON. Our investments will also allow us to enter into and expand into new verticals outside of gaming, such as e-commerce and CTV. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
Retain and grow existing clients
We rely on existing clients for a significant portion of our revenue. As we improve our advertising solutions, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. We believe there is significant room for us to further expand our relationships with these clients and increase their usage of our advertising solutions.
In the past, our clients have generally increased their usage of our advertising solutions, and as a result, growth from existing clients has been a primary driver of our revenue growth. We must continue to retain our existing clients and expand their spend with us over time to continue to grow our revenue, increase profitability and drive greater cash flow.
Add new clients globally
Our future success depends in part on our ability to acquire new clients. During the three months ended June 30, 2025, 48% of our revenue was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our advertising solutions. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our advertising solutions are relevant to the broader advertising ecosystem, including in areas such as e-commerce. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our advertising solutions, which investments may impact our profitability in the near term as we seek further scale.
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
Growth and structure of the mobile app and advertising ecosystems
Our business and results of operations are, and will continue to be, impacted by industry factors that drive the overall performance of the mobile app and advertising ecosystems. Mobile app developers rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our advertising solutions to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made in the policies of third-party platforms could drive rapid change across the mobile app and advertising ecosystems. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our advertising solutions better market and monetize mobile apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort aimed at reducing cross-app tracking and limiting reliance on user identifiers. In January 2024, Google commenced rolling out a Chrome feature, called Tracking Protection, which limits cross-site tracking. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area ("EEA") and UK, which requires, as of January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau’s (“IAB”) Transparency and Consent Framework when serving ads to users in the EEA or the UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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
We generate revenue primarily from fees collected from advertisers spending on AppDiscovery, typically on a performance basis, then shared with our advertising publishers, typically on a cost per impression basis. Revenue also includes fees generated based on a percentage of client spend through MAX and subscription fees for Adjust's measurement and analytics marketing platform. Revenue from other services was not material. Revenue does not include the results of our former Apps Business, which is classified as discontinued operations.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of amortization of acquired technology-related intangible assets, amortization of finance lease right-of-use assets related to certain servers and networking equipment and data center costs related primarily to third-party cloud computing services. We expect our cost of revenue to increase in absolute dollars over the long term as our business and revenue continue to grow. We also expect our cost of revenue as a percentage of revenue to fluctuate period-over-period.
Sales and marketing. Sales and marketing expenses consist primarily of marketing programs and other advertising expenses, professional services costs, personnel-related expenses including salaries, employee benefits, and stock-based compensation for employees engaged in sales and marketing activities, amortization of acquired user-related intangible assets, travel and allocated facilities and information technology costs.
We plan to continue to invest in sales and marketing to grow our Advertising customer base and increase brand awareness. We expect sales and marketing expenses to fluctuate period-over-period in absolute dollars and as a percentage of revenue to fluctuate period-over-period in the near term as we invest to grow our customer base and increase brand awareness, and to decrease as a percentage of revenue over the long term as we benefit from greater scale.
Research and development. Research and development expenses consist primarily of product development costs, including personnel-related expenses such as salaries, employee benefits, and stock-based compensation for employees engaged in research and development activities, professional services costs, consulting costs, regulatory compliance costs, and allocated facilities and information technology costs.
We plan to continue to invest in research and development to continue to enhance our advertising solutions. We expect our research and development expenses as a percentage of revenue to fluctuate period-over-period in the near term as we invest to enhance our advertising solutions and to decrease over the long term as we benefit from greater scale.
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

Results of Operations
In this section, we discuss the results of our operations for the three and six months ended June 30, 2025 and 2024.
The following tables summarize our historical condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,258,754	$711,015	$2,417,728	$1,389,385
Costs and expenses:
Cost of revenue(1)(2)	155,076	121,759	306,756	246,301
Sales and marketing(1)(2)	46,917	66,965	106,300	127,875
Research and development(1)	44,032	99,123	100,438	188,071
General and administrative(1)	55,047	38,746	106,570	78,815
Total costs and expenses	301,072	326,593	620,064	641,062
Income from operations	957,682	384,422	1,797,664	748,323
Other income (expense):
Interest expense	(51,409)	(74,418)	(104,297)	(148,343)
Other income (expense), net	(22,269)	7,872	(14,757)	9,506
Total other expense, net	(73,678)	(66,546)	(119,054)	(138,837)
Income before income taxes	884,004	317,876	1,678,610	609,486
Provision for income taxes	112,148	16,894	183,216	49,147
Net income from continuing operations	771,856	300,982	1,495,394	560,339
Income (loss) from discontinued operations, net of income taxes	47,675	8,987	(99,444)	(14,187)
Net income	$819,531	$309,969	$1,395,950	$546,152
__________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$100	$1,095	$1,200	$2,225
Sales and marketing	6,105	21,917	22,071	42,123
Research and development	17,207	58,933	45,000	114,873
General and administrative	11,140	11,614	25,396	23,282
Total stock-based compensation	$34,552	$93,559	$93,667	$182,503

(2) Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$9,556	$9,557	$18,859	$19,130
Sales and marketing	13,796	13,646	27,322	27,310
Total amortization expense related to acquired intangibles	$23,352	$23,203	$46,181	$46,440

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	12%	17%	13%	18%
Sales and marketing	4%	9%	4%	9%
Research and development	3%	14%	4%	14%
General and administrative	4%	5%	4%	6%
Total costs and expenses	24%	46%	26%	46%
Income from operations	76%	54%	74%	54%
Other income (expense):
Interest expense	(4)%	(10)%	(4)%	(11)%
Other income (expense), net	(2)%	1%	(1)%	1%
Total other expense, net	(6)%	(9)%	(5)%	(10)%
Income before income taxes	70%	45%	69%	44%
Provision for income taxes	9%	2%	8%	4%
Net income from continuing operations	61%	42%	62%	40%
Income (loss) from discontinued operations, net of income taxes	4%	1%	(4)%	(1)%
Net income	65%	44%	58%	39%
_________________
(1) Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Revenue	$1,258,754	$711,015	77%	$2,417,728	$1,389,385	74%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
For the three months ended June 30, 2025, our revenue increased by $547.7 million, or 77%, compared to the same period in the prior year due primarily to improved AppDiscovery performance, where net revenue per installation increased 70% and the volume of installations increased 8%.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, our revenue increased by $1.0 billion, or 74%, compared to the same period in the prior year due primarily to improved AppDiscovery performance, where net revenue per installation increased 59% and the volume of installations increased 15%.
Cost of revenue

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Cost of revenue	$155,076	$121,759	27%	$306,756	$246,301	25%
Percentage of revenue	12%	17%		13%	18%
Cost of revenue in the three months ended June 30, 2025 increased by $33.3 million, or 27%, compared to the same period in the prior year, due primarily to an increase of $39.1 million in expenses associated with operating our network infrastructure driven by the growth in our operations, partially offset by a $3.0 million decrease in personnel-related expenses related to a decrease in headcount and stock-based compensation.
Cost of revenue in the six months ended June 30, 2025 increased by $60.5 million, or 25%, compared to the same period in the prior year, due primarily to an increase of $67.3 million in expenses associated with operating our network infrastructure driven by the growth in our operations, partially offset by a $3.8 million decrease in personnel-related expenses related to a decrease in headcount and stock-based compensation.
Sales and marketing

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Sales and marketing	$46,917	$66,965	(30)%	$106,300	$127,875	(17)%
Percentage of revenue	4%	9%		4%	9%
Sales and marketing expenses in the three months ended June 30, 2025 decreased by $20.0 million, or 30%, compared to the same period in the prior year, due primarily to a $21.8 million decrease in personnel-related expenses related to a decrease in stock-based compensation expense.
Sales and marketing expenses in the six months ended June 30, 2025 decreased by $21.6 million, or 17%, compared to the same period in the prior year, due primarily to a $25.6 million decrease in personnel-related expenses related to a decrease in stock-based compensation expense.
Research and development

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Research and development	$44,032	$99,123	(56)%	$100,438	$188,071	(47)%
Percentage of revenue	3%	14%		4%	14%
Research and development expenses in the three months ended June 30, 2025 decreased by $55.1 million, or 56%, compared to the same period in the prior year, due primarily to a decrease of $55.6 million in personnel-related expenses related to a decrease in stock-based compensation expense.
Research and development expenses in the six months ended June 30, 2025 decreased by $87.6 million, or 47%, compared to the same period in the prior year, due primarily to a decrease of $87.4 million in personnel-related expenses related to a decrease in stock-based compensation expense.
General and administrative

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
General and administrative	$55,047	$38,746	42%	$106,570	$78,815	35%
Percentage of revenue	4%	5%		4%	6%
General and administrative expenses in the three months ended June 30, 2025 increased by $16.3 million, or 42%, compared to the same period in the prior year, due to an increase of $10.5 million in bad debt expense primarily related to new initiatives and an increase of $6.0 million in professional services costs.
General and administrative expenses in the six months ended June 30, 2025 increased by $27.8 million, or 35%, compared to the same period in the prior year, due to an increase of $12.6 million in bad debt expense primarily related to new initiatives and an increase of $11.0 million in professional services costs.

Interest expense

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Interest expense	$(51,409)	$(74,418)	(31)%	$(104,297)	$(148,343)	(30)%
Percentage of revenue	(4)%	(10)%		(4)%	(11)%
In the three months ended June 30, 2025, interest expense decreased by $23.0 million, or 31%, compared to the same period in the prior year, due primarily to a $22.0 million decrease in interest expense as a result of lower interest rates under our senior unsecured notes and our unsecured credit agreement compared to our prior credit agreement.
In the six months ended June 30, 2025, interest expense decreased by $44.0 million, or 30%, compared to the same period in the prior year, due primarily to a $42.4 million decrease in interest expense as a result of lower interest rates under our senior unsecured notes and our unsecured credit agreement compared to our prior credit agreement.
Other income (expense), net

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Other income (expense), net	$(22,269)	$7,872	**	$(14,757)	$9,506	**
Percentage of revenue	(2)%	1%		(1)%	1%

** Not meaningful
In the three months ended June 30, 2025, other income (expense), net decreased by $30.1 million compared to the same period in the prior year, due primarily to a fair value remeasurement loss of $20.4 million in the current period and an increase in net foreign currency losses of $8.6 million.
In the six months ended June 30, 2025, other income (expense), net decreased by $24.3 million compared to the same period in the prior year, due primarily to a fair value remeasurement loss of $20.4 million in the current period and an increase in net foreign currency losses of $8.3 million. This is partially offset by a decrease of $6.6 million related to certain third-party costs incurred in connection with the refinancing of term loans in the prior year period.
Provision for Income Taxes

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Provision for income taxes	$112,148	$16,894	**	$183,216	$49,147	**
Percentage of revenue	9%	2%		8%	4%

** Not meaningful
In the three months ended June 30, 2025, the provision for income taxes increased by $95.3 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended June 30, 2025, offset by foreign income taxed at different rates.
In the six months ended June 30, 2025, the provision for income taxes increased by $134.1 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the six months ended June 30 2025, offset by higher stock-based compensation benefit and foreign income taxed at different rates.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $1,192.6 million, consisting primarily of cash on deposit with banks and short-term liquid investments in money market deposit accounts. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under our credit agreement, which provided $993.7 million of remaining availability as of June 30, 2025, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our stock repurchases. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate, or we may opportunistically seek additional financing. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated (all periods include cash flows from continuing and discontinued operations):

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,603,938	$847,306
Net cash provided by (used in) investing activities	$378,884	$(99,991)
Net cash used in financing activities	$(1,539,594)	$(785,612)
Operating Activities
Net cash provided by operating activities was $1,603.9 million for the six months ended June 30, 2025, primarily driven by net income of $1,396.0 million, adjusted for non-cash items, including $188.9 million of goodwill impairment, $126.9 million of amortization, depreciation, and write-offs, and $97.0 million of stock-based compensation expense, which were partially offset by a gain on divestiture, net of transaction costs, of $106.2 million and a net decrease in operating assets and liabilities of $140.3 million.
Net cash provided by operating activities was $847.3 million for the six months ended June 30, 2024, primarily driven by net income of $546.2 million, adjusted for non-cash items, including $221.2 million of amortization, depreciation, and write-offs, and $194.0 million of stock-based compensation expense, which were partially offset by a net decrease in operating assets and liabilities of $124.3 million.
The improvement in cash flows from operating activities during the six months ended June 30, 2025 compared to the same period in the prior year was primarily due to an increase in cash collection from our customers driven by revenue growth and a decrease of interest payments on debt as a result of lower interest rates, partially offset by higher cash operating expenses primarily associated with operating our network infrastructure and personnel-related expenses, as well as higher income tax payments due to revenue growth.
Investing Activities
Net cash provided by investing activities was $378.9 million for the six months ended June 30, 2025, primarily driven by $424.7 million in proceeds from divestiture, net of cash divested, which were partially offset by $22.4 million in earn-out payments related to prior acquisitions of intangible assets and $18.7 million in purchases of non-marketable equity securities.
Net cash used in investing activities was $100.0 million for the six months ended June 30, 2024, primarily driven by $76.3 million in purchases of non-marketable equity securities and $15.1 million in earn-out payments related to prior acquisitions of intangible assets.
Financing Activities
Net cash used in financing activities was $1,539.6 million for the six months ended June 30, 2025, primarily driven by $1.3 billion in stock repurchases under our share repurchase program and $256.7 million in payments for withholding taxes related to the net share settlement of equity awards.
Net cash used in financing activities was $785.6 million for the six months ended June 30, 2024, primarily driven by $752.2 million in stock repurchases under our share repurchase program and $436.5 million in payments for withholding taxes related to the net share settlement of equity awards, which were partially offset by $1.1 billion in proceeds from debt issuances, net of $677.9 million in principal repayments, and $19.1 million in proceeds from exercise of stock options and purchases under our Employee Stock Purchase Plan.
Credit Agreement
In March 2025, we borrowed $200.0 million under our revolving credit facility pursuant to the credit agreement entered in 2024 to fund share repurchases under our repurchase program. We repaid $100.0 million of the outstanding borrowings in April 2025 and the remaining $100.0 million in May 2025. As of June 30, 2025, $993.7 million remained available for borrowing under the facility, net of $6.3 million in outstanding letters of credit.
Stock Repurchase Program
During the six months ended June 30, 2025, we repurchased 3,663,841 shares of Class A common stock for an aggregate amount, including commissions and fees, of $1.3 billion. As of June 30, 2025, $1.0 billion remained available for repurchases under the program. In February 2025, our Board modified our stock repurchase program such that $500.0 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit will be increased in future quarters by the amount of free cash flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. For additional information, see Note 8 – Equity of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations
Except for scheduled payments from the ongoing business, there were no other material changes to our commitments under contractual obligations since December 31, 2024. For additional information, see Note 6 – Commitments and Contingencies of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates based on assumptions that are believed to be reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
An accounting estimate is considered critical if it involves significant subjectivity and judgment, and if changes in the estimate have had or are reasonably likely to have a material effect on our consolidated financial statements.
There have been no material changes to our critical accounting estimates during the six months ended June 30, 2025, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control
On June 30, 2025, the Company completed the sale of its Apps Business. As a result, the internal control activities associated with this disposed business as of the date of close are no longer part of the Company’s internal control over financial reporting. Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act identified no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation
Beginning in early March 2025, certain alleged stockholders filed putative class action complaints against the company, Adam Foroughi, Matthew Stumpf, and/or Herald Chen asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees. On March 5, 2025, Michael Quiero filed the first complaint against the company, Adam Foroughi, and Matthew Stumpf in the U.S. District Court for the Northern District of California (the “Northern District of California”); on March 24, 2025, Ben Brownback filed the second complaint in the same court against the company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (the “Brownback Action”); and on April 17, 2025, the Wayne County Employees’ Retirement System filed the third complaint against the company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (collectively, the “Securities Complaints”). The Securities Complaints allege that the defendants made materially false and misleading statements regarding our advertising solutions and financial growth. The Securities Complaints allege a putative class period running from May 10, 2023 through March 26, 2025. In May 2025, Michael Quiero and the Wayne County Employees’ Retirement System voluntarily dismissed the complaints they filed in the Northern District of California. The U.S. District Court subsequently appointed lead plaintiffs and lead plaintiffs’ counsel in the Brownback Action and entered a scheduling order on the lead plaintiffs’ anticipated amended complaint and the defendants’ anticipated motion to dismiss. Pursuant to the current scheduling order, the parties will file submissions in support of, and in opposition to, the defendants’ anticipated motion to dismiss through early February 2026. We believe that the allegations in the Securities Complaints lack merit and will vigorously contest this action.
Shareholder Derivative Litigation
Beginning in late March 2025, certain alleged shareholders filed shareholder derivative complaints in the Northern District of California against the individual then current members of the company’s board of directors, Adam Foroughi, and Matthew Stumpf (collectively, the “D&O Parties”) alleging claims for violations of Section 14(a) of the Exchange Act, breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (collectively, the “Shareholder Derivative Complaints”). The Shareholder Derivative Complaints also assert claims for contribution under the Exchange Act against Adam Foroughi and Matthew Stumpf and seek unspecified monetary relief, certain declaratory and injunctive relief, restitution, and attorneys’ fees from the D&O Parties. Relying on the Securities Complaints, the Shareholder Derivative Complaints allege that the D&O Parties made materially false and misleading statements regarding our advertising solutions and financial growth. On March 25, 2025, Amit Patel filed the first complaint against the individual then current members of the company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California; and on May 19, 2025, Nathan Smith filed the second complaint against the individual then current members of the company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California. The Shareholder Derivative Complaints have been consolidated and stayed pending resolution of the defendants’ anticipated motion to dismiss in the Brownback Action. We believe that the allegations in the Shareholder Derivative Complaints lack merit and will vigorously contest these actions.
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
•our reliance on third-party platforms;
•our reliance on certain key employees and our ability to attract, retain, and motivate key personnel;
•our ability to maintain our culture;
•our ability to attract new clients, retain existing clients, and maintain or increase spend by clients;
•competition in our industry and our ability to adapt to technological change;
•our ability to address or mitigate technical limitations in our systems and to maintain and scale our technical infrastructure;
•concentration of our revenue sources;
•our future growth into new business opportunities;
•the impact of macroeconomic conditions and the geopolitical climate;
•risks related to the expansion and diversification of our operations, in the United States and globally, including through future strategic transactions and efforts related thereto, such as our indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China;
•risks related to our international operations;
•risks related to our strategic transactions, including integration, managing growth and tax risks;
•our recent rapid growth and our ability to manage growth;
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
•liability for content that is distributed through or advertising that is served through our advertising solutions;
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
•changes to our advertising solutions or other offerings;
•the timing and efficacy of improvements to our algorithms, models and AI-powered advertising recommendation engine AXON generally;
•the development and introduction of new solutions or entry into new markets by us or our competitors;

•changes to the policies or practices of companies or governmental agencies that determine access to third-party platforms, such as the Apple App Store and the Google Play Store, or to our advertising solutions, website, or the internet generally;
•changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers ("IDFA"), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;
•the diversification and growth of revenue sources beyond our current advertising solutions;
•our ability to achieve the anticipated synergies from our strategic acquisitions and effectively integrate new assets and businesses acquired by us;
•the actions of our competitors, both with respect to their own offerings and, to the extent such competitors are also our clients, with respect to their use of our advertising solutions;
•costs and expenses related to strategic transactions, as well as costs and expenses related to the development of our products and solutions, including the timing of such expenses;
•our ability to maintain profitability;
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
In particular, it is difficult to predict if, when, or how newly-launched products, software or new markets may begin to generate revenue or decline in popularity. Further, we cannot be certain if a new product will become popular and generate revenue. The success of our business depends in part on our ability to develop and enhance our advertising solutions, including expansion into new markets, and consistently and timely launch new products. It is difficult for us to predict with certainty when we will expand our advertising solutions, launch a new product, or enter a new market as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new Advertising offerings, or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new products or maintain or improve existing products or successfully enter a new market, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
The advertising and mobile app ecosystems are prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or users or to disrupt our ability to provide service. Our advertising solutions, and other offerings involve the collection, storage, transmission, and other processing of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees, users, and clients or other third parties. We also store and implement measures designed to secure the source code for our advertising solutions as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our advertising solutions, or our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information or content from users, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other unauthorized processing of such data, or unavailability of data or of our advertising solutions, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation, or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect they will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our advertising solutions, or other offerings, degrade the user experience, impair, disrupt, or interrupt our systems and networks and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our advertising solutions, and other offerings, our systems and other systems used in our business, and our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, attacks designed to disrupt systems or facilities; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our advertising solutions or other offerings and otherwise harm our reputation and market position.
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
Cyberattacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods. Although we have developed systems and processes that are designed to protect our data, user data, and information from our partners; to prevent data loss, disable undesirable accounts and activities on our advertising solutions, or other offerings; and to prevent and detect security breaches, we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of increases in remote work. Our use of third-party systems for remote workforce operations introduces security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with geopolitical events and conflicts, such as those in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
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
Further, we utilize AI technologies in our advertising solutions and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related liability and harm to our reputation. AI technologies may also be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
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

If third-party platforms change their policies in a way that restricts our business, including the design and effectiveness of our advertising solutions, or increases our expenses, our business, financial condition, and results of operations could be adversely affected.
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
For example, since 2021, Apple has implemented an application tracking transparency framework that, among other things, requires users' opt-in consent for certain tracking. While this framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices. We rely in part on IDFA to provide us with data that helps our advertising solutions better market and monetize mobile apps. Apple also implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if these or future transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to mobile apps, our advertising solutions may not be as effective and our revenue and results of operations may be harmed. Apple also incorporated new SDK privacy controls into iOS 17, released in September 2023.
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort aimed at reducing cross-app tracking and limiting reliance on user identifiers. In January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, which limits cross-site tracking. Additionally, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving ads to users in the EEA or the UK. According to Google, publishers that do not comply will be limited to serving only non-personalized ads in these regions. To adapt to these changes, we released the MAX SDK version 12.0.0 to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google may adversely affect our business, financial condition, and results of operations.
Distribution platform providers from time to time limit, suspend or discontinue access to their platforms in connection with violations, or perceived violations, of terms of service. In addition, any change or deterioration in our relationship with such distribution provider may impact our access to its platform.
We also rely on the continued popularity, user adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If issues arise with third-party platforms that impact the design or effectiveness of our advertising solutions, our business, financial condition, and results of operations could be adversely affected.
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
Our revenue is mostly from AppDiscovery and is generated from our advertisers, typically on a performance-based basis, then shared with our advertising publishers, typically on a cost per impression model. As is common in the advertising ecosystem, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
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
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our advertising solutions, or other companies in our industry; and
•the impact of macroeconomic conditions, including tariffs, trade wars, inflation, high interest rates, and uncertainty in the global banking and financial services markets, political uncertainty and international conflicts around the world, such as in Ukraine and the Middle East, as well as friction between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
From time to time, certain of these factors have adversely affected our revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our advertising solutions, which may reduce the prices we receive for our advertisements or cause clients to stop advertising with us altogether, either of which would adversely affect our business and results of operations. The failure to attract new clients, loss of clients, or reduction in spending by clients could adversely affect our business, financial condition, and results of operations.
The advertising ecosystem is intensely competitive. If clients or users prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
We face significant competition in the advertising ecosystem. We offer a suite of solutions for advertisers to get their content discovered and downloaded by the right users, optimize return on marketing spend, and maximize the monetization of their engagement. We collect revenue from clients for fees paid by advertisers, including developers, that use our advertising solutions. Advertisers often engage with several advertising platforms and networks to purchase advertisements and developers often engage with multiple tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Facebook, Google, Amazon, and Unity Software as well as various private companies, several of which are also our partners and clients. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our advertising solutions.
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of our users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. During periods of macroeconomic uncertainty, levels of advertising and discretionary spending have historically decreased and are likely to decrease and therefore this competition may intensify, which has at times harmed and may in the future harm our revenue. To the extent we explore entering into new markets or new business opportunities in the advertising ecosystem or otherwise, we may also compete with established businesses with more experience in such areas. Some of our current and potential competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us, particularly outside of the United States. Some of our current and potential competitors may have greater resources, more diversified revenue streams, better technological or data analytics capabilities, or stronger brands or competitive positions in certain product segments, geographic regions, or user demographics than we do. If clients or users prefer our competitors’ products or services over our own, or if our competitors are better able to adapt to changes in the preferences of advertisers or users, regulations, or other developments, our business, financial condition, and results of operations could be adversely affected.
The advertising ecosystem is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.
Technology changes rapidly in the advertising ecosystem. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients and users, we may develop new products or enter into new markets, such as e-commerce or social, and we will need to enhance and improve our advertising solutions. Our ability to improve the effectiveness and predictability of our advertising recommendations through improvements to our AI-powered advertising recommendation engine AXON is critical to our continuing success and future growth. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects, both of which could adversely affect our business, financial condition, and results of operations.
Our business also currently depends in part on the growth and evolution of the internet, especially mobile internet-enabled devices. The number of people using mobile internet-enabled devices has increased rapidly over time, and we expect that this trend will continue. However, the markets in which we operate may not grow in the way we anticipate. We must continually anticipate and adapt to emerging technologies to stay competitive, including the development of AI and its impacts on the advertising ecosystem. As the technological infrastructure for internet access improves and evolves, consumers will be presented with more opportunities to access apps and play games on a variety of devices and platforms and to experience other leisure activities that may compete with mobile apps. Forecasting the financial impact of these emerging technologies and business models is inherently uncertain and volatile. If we decide to support a new technology or business model in the future, it may require partnering with a new platform, technology, or business partner, which may be on terms that are less favorable to us than those for traditional technologies or business models.
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
If, on the other hand, we do not continue to enhance our advertising solutions, or do not appropriately allocate our resources amongst opportunities, or we otherwise elect not to pursue new business models that achieve significant commercial success, we may face adverse consequences. It may take significant time and expenditures to shift product development resources to new technologies, and it may be more difficult to compete against existing products incorporating such technologies. If new technologies render mobile devices obsolete or we are unable to successfully adapt to and appropriately allocate our resources amongst current and new technologies, our business, financial condition, and results of operations could be adversely affected.
Our advertising solutions, as well as our internal systems, rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business, financial condition, and results of operations.
Our advertising solutions, as well as our internal systems, rely on software and hardware, including AI technologies, that are highly technical and complex. In addition, our advertising solutions, as well as our internal systems, depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients and users who use our offerings, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect data and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our advertising solutions or the accuracy of data in the advertising solutions, our clients may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our clients may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations.
Our business depends in part on our ability to maintain and scale our technical infrastructure, and any significant disruption to our advertising solutions could damage our reputation, result in a potential loss of engagement, and adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain our clients and users depends in part on the reliable performance of our advertising solutions. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients. Additionally, we rely on certain third-party providers for our increasing network capacity and computing power needs, and if we fail to properly anticipate our needs or secure sufficient capacity at a reasonable cost, our ability to scale and grow our business, or our profitability, could be negatively impacted. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
Our revenue has been concentrated in the mobile app ecosystem and any failure to successfully expand and diversify our revenue sources beyond the mobile ecosystem could adversely affect our business, financial condition, and results of operations.
We face concentration risk in that our advertising solutions primarily operate in the mobile app ecosystem and specifically mobile gaming. As such, our business depends, in part, on the continued health and growth of these app ecosystems. Further, a significant amount of our total revenue is derived through a limited number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Facebook. Because Facebook and Google are also significant partners of Adjust, a deterioration in our or Adjust’s relationship with such companies would have a greater impact on our business, financial condition, and results of operations. If any of these concentrated portions of our revenue are harmed or are lost, our business, financial condition, and results of operations could be adversely affected.
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
Our business is subject to economic, market, public health, and geopolitical conditions, as well as natural disasters beyond our control. For example, we have employees located in Israel and as a result of the international conflict in the Middle East, we have incurred and are likely to continue to incur costs to support our employees and address related challenges. In addition, our management has spent time and attention on these and related events and will continue to monitor and assess the ongoing disruptions to our team members, our management, and our operations, each of which could potentially harm our business. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities.
Further, we have operations in China and the continuing tension between the U.S. and China may impact our business and results of operations in the future. The U.S. government has restricted the ability to send certain products and technology to China without an export license. In many cases, these licenses are subject to a policy of denial and will not be issued. While our current products are not restricted by these controls, such controls or future restrictions could impact our business in the future. Additionally, the U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to engage with these entities. In addition, the Chinese government has retaliated, and may continue to retaliate, to recent changes in U.S. tariffs and export controls in ways that could indirectly impact our business.
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
Absent such strategic transactions, we would need to undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake such additional efforts on our own, we may need to obtain additional expertise and additional capital, which may not be available to our company on acceptable terms, if at all. If we are unable to do any of the foregoing, we may not be able to develop our advertising solutions effectively or achieve our expected product roadmap on a timely basis, which could adversely affect our business, financial condition, and results of operations.
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
We expect to continue to expand our international operations in the future by opening new offices, acquiring companies that may have international operations, and providing our offerings in additional countries and languages. For example, our resources are located throughout the world, including in areas with less certain legal and regulatory regimes or more potential risks. Expanding our international operations may subject us to risks associated with:
•recruiting and retaining talented and capable management and employees in foreign countries;
•challenges caused by distance, language, and cultural differences;
•increased risk of loss, data breaches or cybersecurity attacks from our global operations;
•developing and customizing advertising solutions that appeal to the tastes and preferences of users in international markets;
•the inability to offer certain advertising solutions in certain foreign countries;
•competitors with intellectual property rights and significant market share in those markets and with a better understanding of user preferences;
•utilizing, protecting, defending, and enforcing our intellectual property rights;
•the inability to extend proprietary rights in our brand, content, or technology into new jurisdictions;
•compliance with applicable foreign laws and regulations, including anti-bribery laws, privacy and data protection laws, AI laws, and laws relating to content and consumer protection;
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
We face risks related to our strategic transactions, which may not achieve our strategic objectives, may disrupt our operations or result in unexpected liabilities or expenses.
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies, and we intend to continue to evaluate and pursue strategic transactions. For example, we acquired Adjust GmbH in April 2021, Twitter's MoPub business in January 2022 and Wurl, Inc. in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than our recent acquisitions.
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
Challenges and risks from such strategic transactions include:
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
If we are unable to successfully integrate and manage our strategic transactions, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.
In addition, we have in the past, and may in the future, also choose to divest certain businesses or product lines. For example, in June 2025, we sold our Apps Business. As a result of this divestiture, we will no longer generate Apps revenue and we may not achieve the desired strategic and financial benefits. Any future divestitures or similar transactions may, among other risks, result in reduced revenue, cause us to incur additional expenses, disrupt third party or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations or any agreement to provide transition services.
Our strategic transactions may expose us to tax risks.
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
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our revenue has expanded rapidly, in particular since the launch of our AI-powered advertising recommendation engine, AXON. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies. As we implement additional strategies designed to increase revenue, such as investing in product development, new initiatives, or strategic transactions, we are likely to recognize costs associated with these investments earlier than some of the expected benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we are unable to generate adequate revenue growth and manage our expenses, our margins and profitability may be harmed.
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
We receive, store, and process personal information and other data, including data relating to individuals and households, and we enable our users to share their personal information with each other and with third parties. Numerous federal, state, and local laws around the world address privacy and the collection, storing, sharing, use, disclosure, deletion, protection, and other processing of personal information and other data, including data relating to individuals and households, the scope of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other obligations.
Various government and consumer agencies have called for, or sought to implement, new regulation and changes in industry practices relating to the collection and processing of information concerning consumer behavior, including by restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. For example, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from data subjects to collect and use their data for certain purposes, including interest-based advertising. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. In June 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which generally permits personal data flows from the European Economic Area ("EEA") to the United Kingdom. Such adequacy decision must, however, be renewed in 2025 and may be modified or revoked in the interim. In June 2025, the United Kingdom enacted targeted modifications to its data protection framework that cause it to deviate from the GDPR in certain respects. These amendments may impact the European Commission's views with respect to its adequacy decision regarding the UK's data protection regime. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the impacts of divergent laws and guidance regarding EU and United Kingdom data protection law.
With regard to transfers to the United States of personal data from our employees and European users and other third parties, we historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield programs as well as standard contractual clauses approved by the EU Commission (the "SCCs"); however, the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed obligations in connection with use of the SCCs. EU regulators also have issued guidance that we and other companies must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs to reflect GDPR requirements. The United Kingdom’s Information Commissioner’s Office also has issued new standard contractual clauses for which implementation is required. Further, the Austrian, French, Italian, and Danish data protection authorities have indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. In March 2022, the EU and U.S. agreed in principle upon a new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing it to be used to legitimize EU-U.S. personal data transfers for participating entities. The United Kingdom and U.S. also have established a UK Extension to the EU-U.S. DPF (the “UK Extension”), effective October 12, 2023, whereby entities participating in the EU-U.S. DPF, may rely upon the UK Extension to legitimize United Kingdom-U.S. personal data transfers. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. We are self-certified under the EU-U.S. DPF, Swiss-U.S. DPF, and the UK Extension. The EU-U.S. DPF has faced legal challenge, and it and the Swiss-U.S. DPF and UK Extension may be subject to further legal challenges. The European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. The SCCs and other cross-border data transfer mechanisms may also be the subject of additional legislative activity and regulatory guidance. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EEA, Switzerland, the United Kingdom, or other jurisdictions to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our clients face the potential for regulators to apply different standards to the transfer of personal data from various jurisdictions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We also may find it necessary to engage in contract negotiations with third parties that aid in processing data on our behalf, to address cross-border data transfer matters. We may not be able to find alternative service providers which could limit our ability to process personal data from impacted jurisdictions and increase our costs and/or impact our advertising solutions, or other offerings. We and our clients may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations. Similar to the GDPR, in September 2020, Brazil enacted the Brazilian General Data Protection Law. China has enacted a new data privacy law known as PIPL, effective November 1, 2021, which adopts a stringent data transfer regime requiring, among other things, data subject consent for certain data transfers. Any of these developments may have an adverse effect on our business.
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
Further, children’s privacy continues to be a focus of enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. For example, enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years, and the Federal Trade Commission has finalized modifications to its rules implementing COPPA relating to the use of children's data for targeted advertising that became effective June 23, 2025, and for which compliance with most provisions is required as of April 22, 2026. These modifications may subject us to additional liability and require us to dedicate additional compliance resources and modify certain policies and practices. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA, as amended and supplemented by the CPRA, requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. Several other states have enacted laws that would substantially impact activities that involve showing targeted advertisements to children. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered in other jurisdictions. Although we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
Several states have enacted or proposed laws imposing new privacy obligations related to health-related personal information beyond traditional medical privacy laws like the Health Insurance Portability and Accountability Act. Washington’s My Health, My Data Act, for example, broadly defines consumer health data and includes a private right of action, raising potential litigation risks for the advertising industry. A similar law in Virginia also allows private enforcement. These developments may increase compliance burdens, legal risks, and operational costs for us, our clients, and others in the advertising technology ecosystem. We endeavor to comply with applicable industry standards and are subject to the terms of our privacy-related obligations and commitments to users and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that laws, policies, legal obligations, or industry codes of conduct may be implemented, modified, or interpreted in manners that could prevent us from offering services to categories of users, such as residents of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our terms of service or privacy policy, or with applicable laws, regulations, or legal, contractual, or other actual or asserted obligations to users or third parties, concerning privacy, information security, data protection, consumer protection, or protection of minors; or our privacy-related legal obligations, or any compromise of security that results, or is perceived to result, in the unauthorized release or transfer of personal information or other user data, may result in governmental enforcement actions or other proceedings, claims, demands, and litigation by private parties, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as users, developers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put our users’ information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our advertising solutions grow and evolve, including through the use of and integration of AI technologies, and are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
Our advertising solutions may be subject to U.S. export controls, including the Export Administration Regulations. Under these regulations, exports of our products and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable.
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
In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes in our advertising solutions or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. For example, the Chinese government has retaliated, and may continue to retaliate, to recent changes in U.S. tariffs and export controls in ways that could indirectly impact our business. If we are unable to promptly or properly react to new developments in these and other international regions, our business, financial condition, and results of operations could be adversely affected.
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
We are subject to tax laws, regulations, and rulings in the United States and numerous foreign jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, in the tax regimes that we are subject to or operate under could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, the Inflation Reduction Act of 2022 (the "IRA"), enacted in August 2022, imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. In addition, a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development, have enacted changes to existing tax laws or new laws that could impact our tax obligations, including a framework that imposes a 15% global minimum tax, which has been implemented into the domestic laws of some non-U.S. jurisdictions, among other jurisdictions, and is being considered for implementation by other countries. Additionally, the One Big Beautiful Bill Act ("OBBBA"), enacted in July 2025, modifies existing U.S. tax laws, including by permitting the deduction of certain U.S. research and development expenditures and changing the calculation and deductibility of certain provisions related to international income for U.S. federal income tax purposes. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
If we are found liable for content or advertising that is served through our advertising solutions, our business could be adversely affected.
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
However, the DMCA, Section 230, and similar statutes and doctrines that we may rely on in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. Future regulatory or legislative changes may ultimately require us to take a more active approach towards content moderation, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our revenue. Moreover, the DMCA and Section 230 provide protections primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be adversely affected. If we become liable for these types of claims as a result of the content or the advertisements that are served through our advertising solutions, then our business may be adversely affected. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could adversely affect our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and the rules and regulations of the SEC and the Nasdaq listing standards. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting, and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. We believe these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. As a public company, we have incurred and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
As a result of disclosure of information in our public filings with the SEC as required of a public company, our business and financial condition has become more visible, which has resulted in and may in the future result in threatened or actual litigation, including by competitors and other third parties. For example, beginning in March 2025, several securities complaints were filed against us, our board of directors, and/or certain of our officers alleging violations of the Exchange Act concerning statements made regarding our advertising solutions and our financial growth. If such claims are successful, our business, financial condition, and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and our board of directors and adversely affect our business, financial condition, and results of operations.
Legal or regulatory proceedings and settlements could cause us to incur additional expenses or otherwise adversely affect our business, financial condition, and results of operations.
We are involved in or may become involved in claims, suits, government investigations, including formal and informal inquiries from government authorities and regulators, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection, or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, and other matters. Further, following our sale of our Apps Business in June 2025, we have retained responsibility for certain legal proceedings related to our former studios. While these proceedings are not expected to be material, we expect to incur additional costs related to the resolution of these matters. We may become the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same.
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
We regard our advertising solutions and related source code as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark, and trade secret laws and employee and third-party non-disclosure agreements, to protect our proprietary rights. We view the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions and business practices. We also enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and business practices may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.
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
From time to time, we have faced, and we may face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As a result of any court judgment or settlement, we may be obligated to alter our advertising solutions, in a particular geographic region or worldwide, pay royalties or significant settlement costs, purchase licenses, or develop substitutes.
In certain of our agreements, we also indemnify our licensees and other business partners. We may incur significant expenses defending these business partners if they are sued for intellectual property infringement based on allegations related to our technology. If a business partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because our advertising solutions often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against one of our products and services in question, even if the claim does not pertain to our technology.

Many of our products and services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could adversely affect our business, financial condition, and results of operations.
We use open source software in our advertising solutions and expect to continue to use open source software in the future. In addition, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate continuing to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, under some open source licenses, if we combine our proprietary software with open source software in a certain manner, third parties may claim ownership of, a license to, or demand release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code. Such third parties may also seek to enforce the terms of the applicable open source license through litigation which, if successful, could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software and open source software could incorporate AI generated code which may be a result of hallucinatory behavior. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, reputation, financial condition, and results of operations.
Our ability to acquire and maintain licenses to intellectual property may affect our business, financial condition, and results of operations. Competition for these licenses may make them more expensive and increase our costs.
While most of the intellectual property we use in our advertising solutions is created by us, from time to time, we also acquire rights to third-party intellectual property. Proprietary licenses may limit our use of intellectual property to specific uses and for specific time periods, require time and attention of licensors in providing guidance and related approvals, and include other contractual obligations with which we must comply. Additionally, competition for these licenses is intense and often results in increased advances, minimum payment guarantees, and royalties to the licensor, and as such we may be unable to identify suitable licensing targets or complete licensing arrangements. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our business and results of operations could be adversely affected.
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
As of June 30, 2025, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of June 30, 2025, we did not have outstanding borrowings under the Credit Agreement.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to continue to develop our advertising solutions, improve our operating infrastructure, or enter into new markets or strategic transactions. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. Our ability to obtain additional financing that we may choose or need, including for the refinancing of future debt maturities or potential strategic acquisitions and investments, will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Also, if we raise additional funds through future issuances of equity or equity-linked securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our Credit Agreement, which provides for a revolving credit facility, contains a financial covenant with which we must comply. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations could be adversely affected.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2025, the Voting Agreement Parties collectively held approximately 68% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
•actual or perceived significant data breaches involving our advertising solutions;
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
In October 2024, our board of directors authorized an increase to our share repurchase program of up to $2.0 billion, which additional amount may be repurchased from time to time subject to a limitation in any fiscal quarter of the amount of our Free Cash Flow in the preceding fiscal quarter and compliance with applicable law and any contractual restrictions. In February 2025, our board of directors modified our share repurchase program such that $500 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit will be increased in future quarters by the amount of free cash flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). As of June 30, 2025, $1.0 billion was available for repurchase of our Class A common stock under our share repurchase program. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,500,000,000 shares of Class A common stock, up to 150,000,000 shares of Class C common stock, and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. For example, a purchase of TikTok in all markets outside of China, if it were to take place, would likely require us to issue a significant amount of equity. Any such issuance could result in dilution to our existing stockholders and/or negatively impact the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2025, we issued 16,244 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our 2021 Partner Studio Incentive Plan.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2025	—	$—	—	$1,272
May 1 - 31, 2025	302	$368.55	302	$1,161
June 1 - 30, 2025	430	$369.14	430	$1,002
Total	732		732
(1) In February 2022, our board of directors authorized a repurchase program of up to $750.0 million of our Class A common stock. In 2023, our board of directors authorized increases to the repurchase program of $743.6 million. In 2024, our board of directors authorized increases to the repurchase program of an aggregate amount of $3.3 billion. In February 2025, our board of directors modified our repurchase program such that $500 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit will be increased in future quarters by the amount of Free Cash Flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 8 - Equity of the Notes to condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On May 22, 2025, Victoria Valenzuela, our Chief Legal Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to an aggregate of 60,000 shares of our Class A common stock held by Ms. Valenzuela, as well as up to 28,603 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela, net of shares withheld for taxes. The trading plan also provides for the potential sale of additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela subsequent to the adoption of the trading arrangement. The trading plan is scheduled to be effective until February 28, 2026, or earlier if all transactions under the trading plan are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Purchase Agreement, dated May 7, 2025, by and among Tripledot, Eton Games Inc., Tripledot Group Holdings Limited, AppLovin Corporation, Morocco, Inc., and AppLovin GmbH.	8-K	001-40325	2.1	May 7, 2025

2.2	Amendment to Purchase Agreement, dated June 30, 2025, by and among Tripledot, Eton Games Inc., Tripledot Group Holdings Limited, AppLovin Corporation, Morocco, Inc., and AppLovin GmbH.	8-K	001-40325	2.1	July 1, 2025

10.1+	AppLovin Corporation Outside Director Compensation Policy, amended May 5, 2025.	10-Q	001-40325	10.1	May 7, 2025

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+    Indicates management contract or compensatory plan.
*     Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K
Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

APPLOVIN CORPORATION

Date: August 6, 2025	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)