Form 10-Q
period 2025-09-30
AppLovin Corp
filed 2025-11-05
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, the number of shares (in thousands) of the registrant’s Class A common stock outstanding was 307,597 and the number of shares (in thousands) of the registrant’s Class B common stock outstanding was 30,358.

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
•our expectations regarding the macroeconomic environment, inflation and high interest rates, political uncertainty and international conflicts around the world;
•our ability to successfully expand our AI capabilities to support the further development of our advertising solutions, including Axon AI, our advertising recommendation engine;
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,666,899	$697,030
Accounts receivable, net	1,603,953	1,283,335
Prepaid expenses and other current assets	216,714	140,470
Current assets of discontinued operations	—	191,355
Total current assets	3,487,566	2,312,190
Property and equipment, net	130,815	159,970
Goodwill	1,540,889	1,457,685
Intangible assets, net	421,868	472,851
Other non-current assets	761,897	529,314
Non-current assets of discontinued operations	—	937,249
Total assets	$6,343,035	$5,869,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$516,438	$504,302
Accrued and other current liabilities	510,947	379,004
Deferred revenue	45,748	37,053
Current liabilities of discontinued operations	—	137,113
Total current liabilities	1,073,133	1,057,472
Long-term debt	3,511,965	3,508,983
Other non-current liabilities	284,017	211,572
Non-current liabilities of discontinued operations	—	1,414
Total liabilities	4,869,115	4,779,441
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000 (Class A 1,500,000, Class B 200,000, Class C 150,000) shares authorized, 338,533 (Class A 308,176, Class B 30,358, Class C nil) and 340,042 (Class A 309,353, Class B 30,689, Class C nil) shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	427,998	593,699
Accumulated other comprehensive loss	(2,659)	(103,096)
Retained earnings	1,048,570	599,204
Total stockholders’ equity	1,473,920	1,089,818
Total liabilities and stockholders’ equity	$6,343,035	$5,869,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,405,045	$835,186	$3,822,773	$2,224,571
Costs and expenses:
Cost of revenue	174,855	120,919	481,611	367,220
Sales and marketing	48,575	62,984	154,875	190,859
Research and development	43,852	80,776	144,290	268,847
General and administrative	58,756	36,208	165,326	115,023
Total costs and expenses	326,038	300,887	946,102	941,949
Income from operations	1,079,007	534,299	2,876,671	1,282,622
Other income (expense):
Interest expense	(51,429)	(74,937)	(155,726)	(223,280)
Other income (expense), net	(6,632)	8,367	(21,389)	17,873
Total other expense, net	(58,061)	(66,570)	(177,115)	(205,407)
Income before income taxes	1,020,946	467,729	2,699,556	1,077,215
Provision for income taxes	185,401	34,656	368,617	83,803
Net income from continuing operations	835,545	433,073	2,330,939	993,412
Income (loss) from discontinued operations, net of income taxes	—	1,347	(99,444)	(12,840)
Net income	$835,545	$434,420	$2,231,495	$980,572

Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$2.47	$1.29	$6.87	$2.95
Discontinued operations	—	—	(0.29)	(0.04)
Basic net income per share	$2.47	$1.29	$6.58	$2.91

Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$2.45	$1.24	$6.80	$2.85
Discontinued operations	—	0.01	(0.29)	(0.04)
Diluted net income per share	$2.45	$1.25	$6.51	$2.81

Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	338,531	336,931	338,990	336,167
Diluted	340,974	348,225	342,668	348,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$835,545	$434,420	$2,231,495	$980,572
Other comprehensive income:
Foreign currency translation adjustment, net of tax	2,490	36,235	100,437	10,881
Other comprehensive income, net of tax	2,490	36,235	100,437	10,881
Comprehensive income	$838,035	$470,655	$2,331,932	$991,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	340,042	$11	$593,699	$(103,096)	$599,204	$1,089,818
Stock issued in connection with equity awards	1,674	—	5,329	—	—	5,329
Shares withheld related to net share settlement of equity awards	(422)	—	(185,667)	—	—	(185,667)
Repurchase of Class A common stock	(2,932)	—	—	—	(1,001,670)	(1,001,670)
Stock-based compensation	—	—	61,281	—	—	61,281
Other comprehensive income, net of tax	—	—	—	29,911	—	29,911
Net income	—	—	—	—	576,419	576,419
Balances as of March 31, 2025	338,362	$11	$474,642	$(73,185)	$173,953	$575,421
Stock issued in connection with equity awards	1,348	—	9,495	—	—	9,495
Shares withheld related to net share settlement of equity awards	(195)	—	(70,983)	—	—	(70,983)
Repurchase of Class A common stock	(732)	—	—	—	(270,118)	(270,118)
Stock-based compensation	—	—	35,745	—	—	35,745
Other comprehensive income, net of tax	—	—	—	68,036	—	68,036
Net income	—	—	—	—	819,531	819,531
Balances as of June 30, 2025	338,783	$11	$448,899	$(5,149)	$723,366	$1,167,127
Stock issued in connection with equity awards	1,083	—	6,190	—	—	6,190
Shares withheld related to net share settlement of equity awards	(146)	—	(60,232)	—	—	(60,232)
Repurchase of Class A common stock	(1,187)	—	—	—	(510,341)	(510,341)
Stock-based compensation	—	—	33,141	—	—	33,141
Other comprehensive income, net of tax	—	—	—	2,490	—	2,490
Net income	—	—	—	—	835,545	835,545
Balances as of September 30, 2025	338,533	$11	$427,998	$(2,659)	$1,048,570	$1,473,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	339,887	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	3,936	—	23,429	—	—	23,429
Shares withheld related to net share settlement of equity awards	(1,398)	—	(80,144)	—	—	(80,144)
Repurchase of Class A common stock	(13,466)	—	(752,224)	—	—	(752,224)
Stock-based compensation	—	—	95,253	—	—	95,253
Other comprehensive loss, net of tax	—	—	—	(18,622)	—	(18,622)
Net income	—	—	—	—	236,183	236,183
Balances as of March 31, 2024	328,959	$11	$1,420,895	$(83,896)	$(576,806)	$760,204
Stock issued in connection with equity awards	9,436	—	9,377	—	—	9,377
Shares withheld related to net share settlement of equity awards	(4,226)	—	(356,336)	—	—	(356,336)
Stock-based compensation	—	—	98,354	—	—	98,354
Other comprehensive loss, net of tax	—	—	—	(6,732)	—	(6,732)
Net income	—	—	—	—	309,969	309,969
Balances as of June 30, 2024	334,169	$11	$1,172,290	$(90,628)	$(266,837)	$814,836
Stock issued in connection with equity awards	6,326	—	9,747	—	—	9,747
Shares withheld related to net share settlement of equity awards	(2,399)	—	(207,962)	—	—	(207,962)
Repurchase of Class A common stock	(2,615)	—	(61,490)	—	(167,583)	(229,073)
Stock-based compensation	—	—	80,003	—	—	80,003
Other comprehensive income, net of tax	—	—	—	36,235	—	36,235
Net income	—	—	—	—	434,420	434,420
Balances as of September 30, 2024	335,481	$11	$992,588	$(54,393)	$—	$938,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$2,231,495	$980,572
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation and write-offs	162,042	320,843
Goodwill impairment	188,943	—
Stock-based compensation, excluding cash-settled awards	130,167	275,534
Gain on divestiture, net of transaction costs	(106,229)	—
Other	80,887	17,229
Changes in operating assets and liabilities:
Accounts receivable	(326,747)	(237,530)
Prepaid expenses and other assets	84,474	33,199
Accounts payable	2,069	55,575
Accrued and other liabilities	210,259	(47,414)
Net cash provided by operating activities	2,657,360	1,398,008
Investing Activities
Proceeds from divestiture, net of cash divested	407,297	—
Purchase of non-marketable equity securities	(20,178)	(76,983)
Other investing activities	(27,863)	(29,404)
Net cash provided by (used in) investing activities	359,256	(106,387)
Financing Activities
Repurchases of common stock	(1,774,329)	(980,672)
Payment of withholding taxes related to net share settlement	(316,882)	(644,442)
Principal repayments of debt	(200,000)	(686,754)
Payments of licensed asset obligation	(13,532)	—
Proceeds from issuance of debt	200,000	1,072,330
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	21,014	28,800
Other financing activities	(16,125)	(15,949)
Net cash used in financing activities	(2,099,854)	(1,226,687)
Effect of foreign exchange rate on cash and cash equivalents	8,726	510
Net increase in cash and cash equivalents, including cash classified within current assets of discontinued operations	925,488	65,444
Less: net decrease in cash classified within current assets of discontinued operations	(44,381)	—
Net increase in cash and cash equivalents	969,869	65,444
Cash and cash equivalents at beginning of the period	697,030	502,152
Cash and cash equivalents at end of the period	$1,666,899	$567,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental non-cash investing and financing activities disclosures:
Non-cash consideration received from divestiture	$285,000	$—
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$(26,227)	$24,527
Supplemental disclosure of cash flow information:
Cash paid for interest	$101,023	$220,140
Cash paid for income taxes, net of refunds	$167,291	$61,825

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period.
Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current period presentation where applicable.
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
Equity Method Investments
The Company accounts for investments using the equity method of accounting when it has significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in other non-current assets in the condensed consolidated balance sheet. The Company records its share of investee's net income or loss and the amortization of equity method basis difference, calculated as the difference between the investment and the amount of underlying equity in net assets acquired one-quarter in arrears, which is applied consistently from period to period. The Company records its share of investee's net income or loss and the amortization of equity method basis difference in income (loss) from equity method investment, net of tax, in the condensed consolidated statement of operations. The Company monitors on an ongoing basis its equity method investments for indicators of other-than-temporary declines in fair value below carrying value, and records any required impairment loss in income (loss) from equity method investment, net of tax, in the condensed consolidated statement of operations. See Note 5 – Equity Method Investments for further details.
Recent Accounting Pronouncements (Issued Not Yet Adopted)
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments will be effective for annual periods beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which provides updated recognition and disclosure framework for internal-use software costs. The amendments will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

2. Discontinued Operations
Divestiture
On June 30, 2025, the Company completed the sale of its Apps Business, as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its advertising business. In connection with the transaction, the Company received $715.6 million in total consideration, consisting of $430.6 million in cash and 596.9 million ordinary shares of Tripledot, valued at $285.0 million. These shares represented approximately 22% of Tripledot’s outstanding ordinary shares and 20% of its fully diluted equity capitalization as of the closing date. The cash consideration of $430.6 million includes $400.0 million as specified in the purchase agreement and $30.6 million in preliminary purchase price adjustments based on estimated closing date net assets, which is subject to finalization in accordance with the terms of the purchase agreement.
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
For tax purposes, the transfer of certain Apps Business subsidiaries was treated as an asset sale and resulted in a write-off of $125.6 million of deferred tax assets from the carrying value of Apps Business net assets, which was included in the provision for income taxes from discontinued operations. As a result of the divestiture, the Company derecognized net assets of $591.2 million and incurred transaction costs of $18.3 million, resulting in a pre-tax gain of $106.2 million, which was recorded in net income from discontinued operations for the nine months ended September 30, 2025.
In addition, the Company entered into a Transition Services Agreement (“TSA”) with Tripledot. Under the terms of the TSA, the Company agreed to provide limited administrative and transitional services related to the divested Apps Business for a period of up to six months following the closing date.
The following table summarizes the results of operations classified as discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$363,049	$640,830	$1,111,898
Costs and expenses:
Cost of revenue	—	148,740	209,442	479,134
Sales and marketing	—	142,769	242,547	443,688
Research and development	—	69,214	130,298	200,362
General and administrative	—	1,691	4,202	5,857
Goodwill impairment	—	—	188,943	—
Total costs and expenses	—	362,414	775,432	1,129,041
Income (loss) from operations	—	635	(134,602)	(17,143)
Other income (expense):
Gain on divestiture, net of transaction costs	—	—	106,229	—
Other income (expense), net	—	(695)	1,519	809
Total other income (expense), net	—	(695)	107,748	809
Loss from discontinued operations before income taxes	—	(60)	(26,854)	(16,334)
Provision for (benefit from) income taxes	—	(1,407)	72,590	(3,494)
Income (loss) from discontinued operations, net of income taxes	$—	$1,347	$(99,444)	$(12,840)

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
The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations, as reflected in the condensed consolidated statements of cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Amortization, depreciation and write-offs	$64,054	$226,315
Stock-based compensation	$3,663	$15,629
Goodwill impairment	$188,943	$—
Acquisition of intangible assets	$22,429	$18,289
Goodwill Impairment
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
On February 12, 2025, the Company entered into a non-binding term sheet to sell its Apps Business to Tripledot. As of March 31, 2025, the Apps Business was not classified as held for sale, as the criteria required for such classification had not yet been met. However, the Company identified the non-binding term sheet combined with negotiations throughout the first quarter of 2025 to sell the Apps Business as an indicator of impairment for the Apps reporting unit and performed an interim quantitative goodwill impairment test as of March 31, 2025. Based on this assessment, the Company determined that the carrying amount of the Apps reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $188.9 million. This charge was included in loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2025.
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

3. Revenue
Revenue from Contracts with Customers
The Company generates revenue primarily from advertisers who use the Axon Platform, which consists of Axon Advertising and MAX. The platform provides the technology to match advertisers and owners of digital advertising inventory (“Publishers”) via auctions at large scale and microsecond-level speeds. The Company’s terms and conditions generally stipulate payment terms of 30 days subsequent to the end of the month. Substantially all of the Company's contracts with customers are fully cancelable at any time or upon a short notice.
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
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$687,927	$424,949	$1,961,951	$1,199,933
Rest of the World	717,118	410,237	1,860,822	1,024,638
Total Revenue	$1,405,045	$835,186	$3,822,773	$2,224,571
Contract Balances
Contract liabilities consist of deferred revenue related to Adjust, which are recorded for payments received in advance of the satisfaction of performance obligations. During the three months ended September 30, 2025 and 2024, the Company recognized $9.3 million and $7.4 million of revenue that was included in deferred revenue as of June 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $38.3 million and $30.6 million of revenue that was included in deferred revenue as of December 31, 2024 and 2023, respectively.
Unsatisfied Performance Obligations
Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
4. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of September 30, 2025 and December 31, 2024, the Company held $352.8 million and $41.5 million in money market deposit accounts, and $50.1 million and an immaterial amount in money market funds, respectively, which were included in cash and cash equivalents and classified as Level 1 within the fair value hierarchy.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $107.6 million and $77.3 million as of September 30, 2025 and December 31, 2024, respectively, which are measured using the net asset value practical expedient. Under the net asset value practical expedient, the Company records investments based on the proportionate share of the underlying funds’ net asset value as of the Company's reporting date. These investments are included in other non-current assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $107.6 million and unfunded commitments of $3.0 million as of September 30, 2025.
During the three and nine months ended September 30, 2025, the Company made total capital contributions of nil and $18.7 million, respectively, related to these investments. Unrealized gains related to these investments were $7.0 million and $9.6 million for the three and nine months ended September 30, 2025, respectively, and were not material for the three and nine months ended September 30, 2024.
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
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company's non-marketable equity securities were $19.6 million and $68.1 million, respectively, and were included in other non-current assets in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2025, the Company recorded a $50.0 million impairment on its investment in Humans, Inc. Since acquisition, the Company recorded a cumulative impairment charge of $78.0 million related to these investments.
5. Equity Method Investments
As disclosed in Note 2 – Discontinued Operations, the Company received 596.9 million ordinary shares of Tripledot, valued at $285.0 million, as part of the consideration for the sale of its Apps Business. These shares represented approximately 22% of Tripledot’s outstanding ordinary shares and the same proportion of its voting rights as of the closing date. The Company determined it had the ability to exercise significant influence, but not control, over Tripledot through its ownership interest. As such, the investment was accounted for under the equity method of accounting and included in other non-current assets on the condensed consolidated balance sheets as of September 30, 2025.
The carrying value of the equity method investment will be adjusted for the Company’s proportionate share of Tripledot’s income or loss, recognized one quarter in arrears. The basis difference between the investment's initial fair value and the Company's proportional share of Tripledot’s net assets at closing was not material. No income or loss from Tripledot was recorded in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2025, as the transaction closed on June 30, 2025.
6. Commitments and Contingencies
Commitments
As of September 30, 2025, the Company's non-cancelable minimum purchase commitments were primarily related to a multi-year contractual arrangement with a cloud services provider. In August 2024, the Company amended its agreement with the provider, committing to spending a minimum of $1.3 billion over a three-year period. By September 30, 2025, the Company had made cumulative payments of $485.1 million towards this commitment.
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
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of September 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
7. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2024	$1,457,685
Foreign currency translation	83,204
Balance as of September 30, 2025	$1,540,889
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of September 30, 2025			As of December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	6.6	$528,324	$(205,613)	$322,711	$511,125	$(160,810)	$350,315
Developed technology	1.9	210,773	(150,573)	60,200	203,030	(119,552)	83,478
Other	3.5	65,185	(26,228)	38,957	56,880	(17,822)	39,058
Total intangible assets		$804,282	$(382,414)	$421,868	$771,035	$(298,184)	$472,851

The Company recorded amortization expenses related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$11,730	$9,596	$30,589	$28,726
Sales and marketing	13,888	13,695	41,210	41,005
Total	$25,618	$23,291	$71,799	$69,731
8. Equity
In February 2022, the Company's board of directors authorized a stock repurchase program for the Company's Class A common stock. As of December 31, 2024, $2.3 billion remained available for repurchases under the program. During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 4.9 million shares of Class A common stock for an aggregate amount, including commissions and fees, of $1.8 billion. As of September 30, 2025, $492.2 million remained available for repurchases under the program.
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
9. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan (the "2021 Plan"), the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan (the "ESPP"). There were no material equity award issuances during the nine months ended September 30, 2025.
Stock-based compensation expense included in the Company's condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$175	$1,274	$1,375	$3,499
Sales and marketing	6,878	20,205	28,949	62,328
Research and development	15,593	45,980	60,593	160,853
General and administrative	11,121	9,943	36,517	33,225
Total	$33,767	$77,402	$127,434	$259,905
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

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS:
Numerator:
Net income from continuing operations	$835,545	$433,073	$2,330,939	$993,412
Income (loss) from discontinued operations, net of income taxes	—	1,347	(99,444)	(12,840)
Net income	$835,545	$434,420	$2,231,495	$980,572
Less:
Income attributable to participating securities	(50)	(110)	(416)	(2,172)
Net income attributable to Class A and Class B common stockholders—Basic	$835,495	$434,310	$2,231,079	$978,400
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	338,531	336,931	338,990	336,167
Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$2.47	$1.29	$6.87	$2.95
Discontinued operations	—	—	(0.29)	(0.04)
Basic net income per share	$2.47	$1.29	$6.58	$2.91
Diluted EPS:
Numerator:
Net income from continuing operations	$835,545	$433,073	$2,330,939	$993,412
Income (loss) from discontinued operations, net of income taxes	—	1,347	(99,444)	(12,840)
Net income	$835,545	$434,420	$2,231,495	$980,572
Less:
Income attributable to participating securities	(50)	(106)	(412)	(2,097)
Net income attributable to Class A and Class B common stockholders—Diluted	$835,495	$434,314	$2,231,083	$978,475
Denominator:
Weighted-average shares used in computing net income (loss) per share—Basic	338,531	336,931	338,990	336,167
Weighted-average dilutive stock awards	2,443	11,294	3,678	12,106
Weighted-average shares used in computing net income (loss) per share—Diluted	340,974	348,225	342,668	348,273
Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$2.45	$1.24	$6.80	$2.85
Discontinued operations	—	0.01	(0.29)	(0.04)
Diluted net income per share	$2.45	$1.25	$6.51	$2.81
The following table presents the forms of antidilutive potential common shares (in thousands):

	As of September 30,
	2025	2024
Stock options exercised for promissory notes	—	85
ESPP	12	33
Total antidilutive potential common shares	12	118
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
During the nine months ended September 30, 2025, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA provisions which became effective during the quarter and estimated their impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
12. Segment
The Company determines its operating segments based on how its chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is its Chief Executive Officer.
As disclosed in Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 2 – Discontinued Operations, on June 30, 2025, the Company completed the divestiture of its Apps Business, which constituted the former Apps segment. Following the divestiture, the Company has determined that it currently operates the remaining business as a single operating and reportable segment at the consolidated level. Accordingly, the Company classified the Apps Business as discontinued operations in its condensed consolidated statements of operations and excluded the Apps Business from both continuing operations and segment results for all periods presented. The Company’s single segment provides end-to-end advertising solutions including Axon Advertising, MAX, Adjust, and Wurl, that allow businesses to reach, monetize and grow their global audiences. Revenue is primarily generated from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
As a single reportable segment entity, the Company has determined that its measure of profit or loss is net income from continuing operations, which is the measure most consistent with U.S. GAAP. The CODM uses net income from continuing operations to allocate resources during the annual budgeting and forecasting process, evaluate operating strategies, and assess performance across periods.
The table below is a summary of the segment net income from continuing operations, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,405,045	$835,186	$3,822,773	$2,224,571
Less:
Datacenter costs	141,046	87,978	392,302	271,911
Personnel related expenses	50,011	64,998	155,966	196,686
Interest expense	51,429	74,937	155,726	223,280
Provision for income taxes	185,401	34,656	368,617	83,803
Amortization, depreciation and write-offs	34,978	32,369	97,988	94,528
Stock-based compensation	33,767	77,402	127,434	259,905
Other expenses[1]	72,868	29,773	193,801	101,046
Net income from continuing operations	$835,545	$433,073	$2,330,939	$993,412

1 Other expenses include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.

13. Debt
In March 2025, the Company borrowed $200.0 million under its revolving credit facility pursuant to the credit agreement entered in 2024 to fund share repurchases under the Company's repurchase program. For additional information regarding the share repurchases, see Note 8 - Equity. The Company repaid $100.0 million of the outstanding borrowings in April 2025 and the remaining $100.0 million in May 2025. As of September 30, 2025, $1.0 billion remained available for borrowing under the facility.

14. Related Party Transactions
KKR Denali
In February 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with KKR Denali, and BofA Securities, Inc., acting for themselves and as representative of other underwriters (collectively, the “Underwriters”), in connection with a secondary public offering (the “Offering”) of 19.9 million shares of the Company's Class A common stock by KKR Denali. Pursuant to the Underwriting Agreement, on March 6, 2024, the Company repurchased from the Underwriters 10.5 million shares of Class A common stock sold to the Underwriters by KKR Denali in the Offering at a price per share of $54.46, the same per share price paid by the Underwriters to KKR Denali in the Offering. In connection with the Offering, KKR Denali converted 16.0 million shares of Class B common stock to Class A common stock.
Humans, Inc.
In February 2024, the Company entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"). Eduardo Vivas, a member of the Company's board of directors, served as the Chief Operating Officer of Humans, Inc., and a member of its board of directors until his resignation from both positions in September 2025.
Concurrently, the Company also entered into an arm's length commercial agreement with Humans, Inc. to provide access to Axon AI, the Company's advertising recommendation engine, under a revenue share model. No transactions have occurred under this agreement to date.
During the nine months ended September 30, 2025, the Company recognized an immaterial amount in revenue from Humans, Inc. related to their use of the Axon Platform. The transactions were conducted at arm’s-length pricing and under standard contractual terms. During the same period, the Company recorded a full impairment of its $50.0 million investment in Humans, Inc. as a result of its deteriorating financial condition and uncertainty about its ability to continue as a going concern.
Other
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
The Company had no other material related party transactions for the three and nine months ended September 30, 2025 and 2024.
15. Subsequent Events
In October 2025, the Company’s board of directors authorized an increase to the repurchase program of $3.2 billion, such that an aggregate amount of approximately $3.3 billion remained available for repurchases as of October 31, 2025. For additional information, see Note 8 – Equity.
In October 2025, the Company granted 0.9 million performance-based restricted stock units (“PSUs”) under its 2021 Equity Incentive Plan to certain key non-executive engineering employees. The PSUs are eligible to vest upon the achievement of certain market capitalization milestones and continued service through the applicable vesting dates. The estimated grant-date fair value of these awards was $410.5 million.

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
For the three months ended September 30, 2025, our revenue increased 68% year-over-year to $1.4 billion, from $835.2 million in the three months ended September 30, 2024. We generated net income from continuing operations of $835.5 million and $433.1 million for the three months ended September 30, 2025 and 2024, respectively, and net income of $835.5 million and $434.4 million for the three months ended September 30, 2025 and 2024, respectively. We generated Adjusted EBITDA of $1.2 billion and $647.0 million for the three months ended September 30, 2025 and 2024, respectively. Additionally, our net cash provided by operating activities was $2.7 billion and $1.4 billion in the nine months ended September 30, 2025 and 2024, respectively. We generated Free Cash Flow of $2.6 billion and $1.4 billion for the nine months ended September 30, 2025 and 2024, respectively. Cash flows and Free Cash Flow include the cash flows from continuing and discontinued operations. Given our strong financial position, we have been able to reinvest in our expansion and growth, and repurchase and withhold shares of our Class A common stock. See the section titled “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP.
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
Our advertising solutions include Axon Advertising, MAX, Adjust, and Wurl. Clients use Axon Advertising to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and Axon Advertising optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. Axon Advertising comprises the vast majority of revenue. Revenue is generated from our advertisers, typically on a performance basis, and shared with our advertising publishers, typically on a cost per impression model.
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
Advertising clients use Wurl's connected TV ("CTV") platform to distribute streaming video, maximize revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, streamers, and advertisers, typically on a usage-based and/or CPM model.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income adjusted for loss (income) from discontinued operations, net of income taxes, interest expense, other (income) expense, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation, transaction-related expense, restructuring costs, and non-operating foreign exchange gain, as well as certain other items that we believe are not reflective of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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

The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2025 and 2024, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Revenue	$1,405,045	$835,186	$3,822,773	$2,224,571
Net income	835,545	434,420	2,231,495	980,572
Net margin	59.5%	52.0%	58.4%	44.1%
Loss (income) from discontinued operations, net of income taxes	—	(1,347)	99,444	12,840
Net income from continuing operations	835,545	433,073	2,330,939	993,412
Net margin from continuing operations	59.5%	51.9%	61.0%	44.7%
Adjusted as follows:
Interest expense	51,429	74,937	155,726	223,280
Other (income) expense, net[1]	9,079	(3,778)	13,233	(15,555)
Provision for income taxes	185,401	34,656	368,617	83,803
Amortization, depreciation and write-offs	34,978	32,369	97,988	94,528
Non-operating foreign exchange gain	(570)	(2,479)	(2,100)	(1,068)
Stock-based compensation	33,767	77,402	127,434	259,905
Transaction-related expense	6,565	26	16,245	880
Restructuring costs	1,460	811	5,691	2,747
Adjusted EBITDA	$1,157,654	$647,017	$3,113,773	$1,641,932
Adjusted EBITDA margin	82.4%	77.5%	81.5%	73.8%

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
The following table provides our Free Cash Flow for the nine months ended September 30, 2025 and 2024, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$2,657,360	$1,398,008
Less:
Purchase of property and equipment	(285)	(4,286)
Principal payments of finance leases	(14,282)	(15,524)
Free Cash Flow	$2,642,793	$1,378,198
Net cash provided by (used in) investing activities	$359,256	$(106,387)
Net cash used in financing activities	$(2,099,854)	$(1,226,687)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to continue to grow profitably while maintaining strong cash flow.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our advertising solutions to enhance their effectiveness and value proposition for our clients. We expect that these investments will require spending on research and development and acquisitions and partnerships related to technology components and products. We believe investments in our technology, including Axon AI, our advertising recommendation engine, Axon Advertising, Adjust, and MAX, will further improve effectiveness for advertisers. In addition, we plan to continue to invest in the AI-based, self-learning capabilities of our advertising recommendation engine, Axon AI. Our investments will also allow us to enter into and expand into new verticals outside of gaming, such as e-commerce and CTV. While our investments in research and development and acquisitions and partnerships may not result in revenue in the near term, we believe these investments position us to increase our revenue over time.
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
Add new clients globally
Our future success depends in part on our ability to acquire new clients. During the three months ended September 30, 2025, 51% of our revenue was generated from outside of the United States. We believe that the global opportunity is significant and will continue to expand as developers and advertisers outside the United States adopt our advertising solutions. We also see opportunities to acquire new clients outside of mobile gaming, as the capabilities of our advertising solutions are relevant to the broader advertising ecosystem, including in areas such as e-commerce. For example, in October 2025 we opened a public referral program to onboard customers to Axon Ads Manager, which we expect to launch more broadly in the first half of 2026. We are investing in direct sales, product development, education, and other capabilities to drive increased awareness and adoption of our advertising solutions, which investments may impact our profitability in the near term as we seek further scale.
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
Growth and structure of the mobile app and advertising ecosystems
Our business and results of operations are, and will continue to be, impacted by industry factors that drive the overall performance of the mobile app and advertising ecosystems. Mobile app developers rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute games, collect payments made for IAPs, and target users with relevant advertising. We expect this to continue for the foreseeable future. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our advertising solutions to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made to the policies of third-party platforms could drive rapid change across the mobile app and advertising ecosystems. For example, in April 2021, Apple started implementing its application tracking transparency framework that, among other things, requires users' opt-in consent for certain types of tracking. While this transparency framework has not had a significant impact on our overall business, it may do so in the future, including with respect to the effectiveness of our advertising practices. We rely in part on Identifier for Advertisers ("IDFA") to provide us with data that helps our advertising solutions better market and monetize mobile apps. In light of the IDFA and transparency changes, we made changes to our data collection practices. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements. Apple incorporated new SDK privacy controls into iOS 17, which was released in September 2023, including privacy manifests and signatures designed to allow app developers to outline the data practices for SDKs embedded in their apps, manage tracking domains within SDKs, and curb device fingerprinting by requiring app developers to select allowed reasons for using data received through certain APIs. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort aimed at reducing cross-app tracking and limiting reliance on user identifiers. However, in October 2025, Google announced its plans to retire several Privacy Sandbox technologies for both Chrome and Android. In January 2024, Google commenced rolling out a Chrome feature, called Tracking Protection, which limits cross-site tracking. In May 2023, Google announced new consent management platform ("CMP") requirements for ads served in the European Economic Area ("EEA") and UK, which requires, as of January 2024, publishers using Google AdSense, Ad Manager, or AdMob to use a CMP that has been certified by Google and has integrated with the Interactive Advertising Bureau’s (“IAB”) Transparency and Consent Framework when serving ads to users in the EEA or the UK. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google could adversely affect our business, financial condition, and results of operations.
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
We generate revenue primarily from fees collected from advertisers spending on Axon Advertising, typically on a performance basis, then shared with our advertising publishers, typically on a cost per impression basis. Revenue also includes fees generated based on a percentage of client spend through MAX and subscription fees for Adjust's measurement and analytics marketing platform. Revenue from other services was not material. Revenue does not include the results of our former Apps Business, which is classified as discontinued operations.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of amortization of acquired technology-related intangible assets, amortization of finance lease right-of-use assets related to certain servers and networking equipment, and data center costs related primarily to third-party cloud computing services. We expect our cost of revenue to increase in absolute dollars over the long term as our business and revenue continue to grow. We also expect our cost of revenue as a percentage of revenue to fluctuate period-over-period.
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
We plan to continue to invest in sales and marketing to grow our advertising customer base and increase brand awareness. We expect sales and marketing expenses to fluctuate period-over-period in absolute dollars and as a percentage of revenue in the near term as we invest to grow our customer base and increase brand awareness, and to decrease as a percentage of revenue over the long term as we benefit from greater scale.
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

Results of Operations
In this section, we discuss the results of our operations for the three and nine months ended September 30, 2025 and 2024.
The following tables summarize our historical condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,405,045	$835,186	$3,822,773	$2,224,571
Costs and expenses:
Cost of revenue(1)(2)	174,855	120,919	481,611	367,220
Sales and marketing(1)(2)	48,575	62,984	154,875	190,859
Research and development(1)	43,852	80,776	144,290	268,847
General and administrative(1)	58,756	36,208	165,326	115,023
Total costs and expenses	326,038	300,887	946,102	941,949
Income from operations	1,079,007	534,299	2,876,671	1,282,622
Other income (expense):
Interest expense	(51,429)	(74,937)	(155,726)	(223,280)
Other income (expense), net	(6,632)	8,367	(21,389)	17,873
Total other expense, net	(58,061)	(66,570)	(177,115)	(205,407)
Income before income taxes	1,020,946	467,729	2,699,556	1,077,215
Provision for income taxes	185,401	34,656	368,617	83,803
Net income from continuing operations	835,545	433,073	2,330,939	993,412
Income (loss) from discontinued operations, net of income taxes	—	1,347	(99,444)	(12,840)
Net income	$835,545	$434,420	$2,231,495	$980,572
__________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$175	$1,274	$1,375	$3,499
Sales and marketing	6,878	20,205	28,949	62,328
Research and development	15,593	45,980	60,593	160,853
General and administrative	11,121	9,943	36,517	33,225
Total stock-based compensation	$33,767	$77,402	$127,434	$259,905

(2) Includes amortization expense related to acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$11,730	$9,596	$30,589	$28,726
Sales and marketing	13,888	13,695	41,210	41,005
Total amortization expense related to acquired intangibles	$25,618	$23,291	$71,799	$69,731

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	12%	14%	13%	17%
Sales and marketing	3%	8%	4%	9%
Research and development	3%	10%	4%	12%
General and administrative	4%	4%	4%	5%
Total costs and expenses	23%	36%	25%	42%
Income from operations	77%	64%	75%	58%
Other income (expense):
Interest expense	(4)%	(9)%	(4)%	(10)%
Other income (expense), net	0%	1%	(1)%	1%
Total other expense, net	(4)%	(8)%	(5)%	(9)%
Income before income taxes	73%	56%	71%	48%
Provision for income taxes	13%	4%	10%	4%
Net income from continuing operations	59%	52%	61%	45%
Income (loss) from discontinued operations, net of income taxes	0%	—%	(3)%	(1)%
Net income	59%	52%	58%	44%
_________________
(1) Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Revenue	$1,405,045	$835,186	68%	$3,822,773	$2,224,571	72%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
For the three months ended September 30, 2025, our revenue increased by $569.9 million, or 68%, compared to the same period in the prior year due primarily to improved Axon Advertising performance, where net revenue per installation increased 75%, partially offset by a decrease in the volume of installations of 1%.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, our revenue increased by $1.6 billion, or 72%, compared to the same period in the prior year due primarily to improved Axon Advertising performance, where net revenue per installation increased 64% and the volume of installations increased 9%.
Cost of revenue

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Cost of revenue	$174,855	$120,919	45%	$481,611	$367,220	31%
Percentage of revenue	12%	14%		13%	17%

Cost of revenue in the three months ended September 30, 2025 increased by $53.9 million, or 45%, compared to the same period in the prior year, due primarily to an increase of $53.1 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in the nine months ended September 30, 2025 increased by $114.4 million, or 31%, compared to the same period in the prior year, due primarily to an increase of $120.4 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Sales and marketing

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Sales and marketing	$48,575	$62,984	(23)%	$154,875	$190,859	(19)%
Percentage of revenue	3%	8%		4%	9%
Sales and marketing expenses in the three months ended September 30, 2025 decreased by $14.4 million, or 23%, compared to the same period in the prior year, due primarily to a $17.8 million decrease in personnel-related expenses related to a decrease in stock-based compensation expense.
Sales and marketing expenses in the nine months ended September 30, 2025 decreased by $36.0 million, or 19%, compared to the same period in the prior year, due primarily to a $43.4 million decrease in personnel-related expenses related to a decrease in stock-based compensation expense.
Research and development

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Research and development	$43,852	$80,776	(46)%	$144,290	$268,847	(46)%
Percentage of revenue	3%	10%		4%	12%
Research and development expenses in the three months ended September 30, 2025 decreased by $36.9 million, or 46%, compared to the same period in the prior year, due primarily to a decrease of $38.9 million in personnel-related expenses related to a decrease in stock-based compensation expense.
Research and development expenses in the nine months ended September 30, 2025 decreased by $124.6 million, or 46%, compared to the same period in the prior year, due primarily to a decrease of $126.4 million in personnel-related expenses related to a decrease in stock-based compensation expense.
General and administrative

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
General and administrative	$58,756	$36,208	62%	$165,326	$115,023	44%
Percentage of revenue	4%	4%		4%	5%
General and administrative expenses in the three months ended September 30, 2025 increased by $22.5 million, or 62%, compared to the same period in the prior year, due to an increase of $11.1 million in bad debt expense primarily related to new initiatives and an increase of $6.8 million in professional services costs.
General and administrative expenses in the nine months ended September 30, 2025 increased by $50.3 million, or 44%, compared to the same period in the prior year, due to an increase of $23.8 million in bad debt expense primarily related to new initiatives and an increase of $17.7 million in professional services costs.

Interest expense

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Interest expense	$(51,429)	$(74,937)	(31)%	$(155,726)	$(223,280)	(30)%
Percentage of revenue	(4)%	(9)%		(4)%	(10)%
In the three months ended September 30, 2025, interest expense decreased by $23.5 million, or 31%, compared to the same period in the prior year, due primarily to a $22.5 million decrease in interest expense as a result of lower interest rates under our senior unsecured notes compared to our prior credit agreement.
In the nine months ended September 30, 2025, interest expense decreased by $67.6 million, or 30%, compared to the same period in the prior year, due primarily to a $64.9 million decrease in interest expense as a result of lower interest rates under our senior unsecured notes and our unsecured credit agreement compared to our prior credit agreement.
Other income (expense), net

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Other income (expense), net	$(6,632)	$8,367	**	$(21,389)	$17,873	**
Percentage of revenue	—%	1%		(1)%	1%

** Not meaningful
In the three months ended September 30, 2025, other income (expense), net decreased by $15.0 million compared to the same period in the prior year, due primarily to a net fair value remeasurement loss of $20.4 million related to our investments in non-marketable equity securities in the current period, partially offset by an increase in interest income of $7.4 million driven by an increase in cash and cash equivalents.
In the nine months ended September 30, 2025, other income (expense), net decreased by $39.3 million compared to the same period in the prior year, due primarily to a net fair value remeasurement loss of $42.7 million related to our investments in non-marketable equity securities in the current period and an increase in net foreign currency losses of $10.5 million. This is partially offset by an increase in interest income of $7.3 million driven by an increase in cash and cash equivalents and a decrease in certain third-party costs of $6.6 million incurred in connection with the refinancing of term loans in the prior year period.
Provision for Income Taxes

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024

	(in thousands, except percentages)
Provision for income taxes	$185,401	$34,656	**	$368,617	$83,803	**
Percentage of revenue	13%	4%		10%	4%

** Not meaningful
In the three months ended September 30, 2025, the provision for income taxes increased by $150.7 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended September 30, 2025 and global minimum tax, offset by foreign income taxed at different rates.
In the nine months ended September 30, 2025, the provision for income taxes increased by $284.8 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the nine months ended September 30, 2025 and global minimum tax, offset by higher stock-based compensation benefit and foreign income taxed at different rates.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $1.7 billion, consisting primarily of cash on deposit with banks and short-term liquid investments in money market deposit accounts. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under our credit agreement, which provided $1.0 billion of remaining availability as of September 30, 2025, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our stock repurchases. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate, or we may opportunistically seek additional financing. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated (all periods include cash flows from continuing and discontinued operations):

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$2,657,360	$1,398,008
Net cash provided by (used in) investing activities	$359,256	$(106,387)
Net cash used in financing activities	$(2,099,854)	$(1,226,687)
Operating Activities
Net cash provided by operating activities was $2.7 billion for the nine months ended September 30, 2025, primarily driven by net income of $2.2 billion, adjusted for non-cash items, including $188.9 million of goodwill impairment, $162.0 million of amortization, depreciation, and write-offs, $130.2 million of stock-based compensation expense and $50.0 million of impairment of non-marketable equity securities, which were partially offset by a gain from the divestiture of our Apps Business, net of transaction costs, of $106.2 million and a net decrease in operating assets and liabilities of $29.9 million.
Net cash provided by operating activities was $1.4 billion for the nine months ended September 30, 2024, primarily driven by net income of $980.6 million, adjusted for non-cash items, including $320.8 million of amortization, depreciation, and write-offs, and $275.5 million of stock-based compensation expense, which were partially offset by a net decrease in operating assets and liabilities of $196.2 million.
The improvement in cash flows from operating activities during the nine months ended September 30, 2025 compared to the same period in the prior year was primarily due to an increase in cash collection from our customers driven by revenue growth and a decrease of interest payments on debt as a result of lower interest rates, partially offset by higher cash operating expenses primarily associated with operating our network infrastructure, as well as higher income tax payments due to revenue growth.
Investing Activities
Net cash provided by investing activities was $359.3 million for the nine months ended September 30, 2025, primarily driven by $407.3 million in proceeds from the divestiture of our Apps Business, net of cash divested, which were partially offset by $22.4 million in earn-out payments related to prior acquisitions of intangible assets and $20.2 million in purchases of non-marketable equity securities.
Net cash used in investing activities was $106.4 million for the nine months ended September 30, 2024, primarily driven by $77.0 million in purchases of non-marketable equity securities and $18.3 million in earn-out payments related to prior acquisitions of intangible assets.
Financing Activities
Net cash used in financing activities was $2.1 billion for the nine months ended September 30, 2025, primarily driven by $1.8 billion in stock repurchases under our share repurchase program and $316.9 million in payments for withholding taxes related to the net share settlement of equity awards.
Net cash used in financing activities was $1.2 billion for the nine months ended September 30, 2024, primarily driven by $980.7 million in stock repurchases under our share repurchase program and $644.4 million in payments for withholding taxes related to the net share settlement of equity awards, which were partially offset by $1.1 billion in proceeds from debt issuances, net of $686.8 million in principal repayments of debt, and $28.8 million in proceeds from exercise of stock options and purchases under our Employee Stock Purchase Plan.
Credit Agreement
In March 2025, we borrowed $200.0 million under our revolving credit facility pursuant to the credit agreement entered in 2024 to fund share repurchases under our repurchase program. We repaid $100.0 million of the outstanding principal amount of borrowings in April 2025 and the remaining $100.0 million of the outstanding principal amount of borrowings in May 2025. As of September 30, 2025, $1.0 billion remained available for borrowing under the facility.
Stock Repurchase Program
During the nine months ended September 30, 2025, we repurchased 4.9 million shares of Class A common stock for an aggregate amount, including commissions and fees, of $1.8 billion. As of September 30, 2025, $492.2 million remained available for repurchases under the program. In February 2025, our Board modified our stock repurchase program such that $500.0 million was immediately available for repurchase of shares of our Class A common stock, notwithstanding the amount that otherwise would have remained available during the quarter under the prior program limitation, and such limit would be increased in future quarters by the amount of free cash flow generated in the preceding fiscal quarter, with such increases to be carried forward and remain available for future repurchases if not used (up to the total authorized amount available for repurchases). In October 2025, our board of directors authorized an increase to the repurchase program of $3.2 billion and removed the limitations and conditions related to free cash flow. Following the increase, an aggregate amount of approximately $3.3 billion remained available for repurchases as of October 31, 2025. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. For additional information, see Note 8 – Equity of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2025, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation
Beginning in early March 2025, certain alleged stockholders filed putative class action complaints against the Company, Adam Foroughi, Matthew Stumpf, and/or Herald Chen asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees. On March 5, 2025, Michael Quiero filed the first complaint against the Company, Adam Foroughi, and Matthew Stumpf in the U.S. District Court for the Northern District of California (the “Northern District of California”); on March 24, 2025, Ben Brownback filed the second complaint in the same court against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (the “Brownback Action”); and on April 17, 2025, the Wayne County Employees’ Retirement System filed the third complaint against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (collectively, the “Securities Complaints”). In May 2025, Michael Quiero and the Wayne County Employees’ Retirement System voluntarily dismissed the complaints they filed in the Northern District of California. The U.S. District Court subsequently appointed lead plaintiffs and lead plaintiffs’ counsel in the Brownback Action, and the lead plaintiffs filed an Amended Complaint on September 12, 2025, adding Basil Shikin as a defendant. The Amended Complaint alleges that the defendants made materially false and misleading statements regarding the Company's advertising solutions and financial growth. The Amended Complaint alleges a putative class period running from November 7, 2024 through March 27, 2025. Pursuant to the current scheduling order, the parties will file submissions in support of, and in opposition to, the defendants’ anticipated motion to dismiss through early February 2026. We believe that these allegations lack merit and will vigorously contest this action.
Shareholder Derivative Litigation
Beginning in late March 2025, certain alleged shareholders filed shareholder derivative complaints in the Northern District of California against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf (collectively, the “D&O Parties”) alleging claims for violations of Section 14(a) of the Exchange Act, breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (collectively, the “Shareholder Derivative Complaints”). The Shareholder Derivative Complaints also assert claims for contribution under the Exchange Act against Adam Foroughi and Matthew Stumpf and seek unspecified monetary relief, certain declaratory and injunctive relief, restitution, and attorneys’ fees from the D&O Parties. Relying on the Securities Complaints, the Shareholder Derivative Complaints allege that the D&O Parties made materially false and misleading statements regarding our advertising solutions and financial growth. On March 25, 2025, Amit Patel filed the first complaint against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California; and on May 19, 2025, Nathan Smith filed the second complaint against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California. The Shareholder Derivative Complaints have been consolidated and stayed pending resolution of the defendants’ anticipated motion to dismiss in the Brownback Action. We believe that these allegations lack merit and will vigorously contest these actions.
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
•risks related to our strategic transactions, including integration, managing growth, and tax risks;
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
•changes in U.S. and foreign laws and regulations, many of which are unsettled and still developing;
•the development and use of AI in our offerings and business;
•compliance with governmental anti-bribery, export and import controls, economic sanctions, and other international trade laws and regulations;
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
•our indebtedness and obligations thereunder;
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
•the timing and efficacy of improvements to our algorithms, models and Axon AI, our advertising recommendation engine, generally;
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
•the application of new or changing financial accounting standards or practices; and
•changes in regional or global business or macroeconomic conditions, including as a result of political uncertainty and international conflicts around the world, inflation, and high interest rates, which may impact the other factors described above.
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
Malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect they will continue to occur in the future. We regularly encounter attempts to create false or undesirable user accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our advertising solutions, or other offerings, degrade the user experience, impair, disrupt, or interrupt our systems and networks and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our advertising solutions, and other offerings, our systems and other systems used in our business, and our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, including attacks designed to disrupt systems or facilities; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or users to lose confidence and trust in our advertising solutions or other offerings and otherwise harm our reputation and market position.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements or participate in the bidding process, may receive or store information provided by us or by our clients or users through mobile or web apps or other means. These third parties or others may misappropriate or misuse this information. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data or our users’ data may be lost, destroyed, or accessed, modified, disclosed, or otherwise processed in unauthorized manners. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures and other costs relating to the incident, and we may face claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
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
Further, we utilize AI technologies in our advertising solutions and in our business operations and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related liability and harm to our reputation. AI technologies may also be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
In addition to our efforts to mitigate cybersecurity risks, we are working to combat misuse of our services and user data by third parties. We may not discover all such incidents or related activities, in connection with these efforts, and we may instead be notified of such incidents or activity by users, clients, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the processing of user data or use of our systems in manners inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, spamming, or unsecured datasets, and may also include activities that threaten people's safety, or scraping, or data harvesting. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect user trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, some of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and our agreements with certain customers or partners may require us to notify them or fulfill other obligations in the event of a security breach or incident. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or incidents, insufficient security practices, or improper access to, or disclosure of, or other processing of data, or other cybersecurity issues which have occurred in the past or may occur in the future, and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices and to pay fines or penalties. Such actual or perceived breaches or other incidents or our efforts to remediate these events may also result in a decline in our active user base or engagement levels. Any of these events could adversely affect our reputation, business, financial condition, or results of operations.
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
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort aimed at reducing cross-app tracking and limiting reliance on user identifiers. However, in October 2025, Google announced its plans to retire several Privacy Sandbox technologies for both Chrome and Android. In January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, which limits cross-site tracking. Additionally, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving ads to users in the EEA or the UK. According to Google, publishers that do not comply will be limited to serving only non-personalized ads in these regions. To adapt to these changes, we released the MAX SDK version 12.0.0 to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of Apple or Google may adversely affect our business, financial condition, and results of operations.
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
Our future success depends in significant part on the continued service of our key management and engineering personnel, including our co-founder, CEO, and Chairperson, Adam Foroughi. Our ability to compete and grow depends in part on the efforts and talents of these employees and executives, who are important to our vision, strategic direction, culture, products, and technology. We do not have employment agreements, other than offer letters, with Mr. Foroughi or other members of our senior management team, and we do not maintain key-

man insurance for members of our senior management team. The loss of Mr. Foroughi or any other member of our senior management team could cause disruption and adversely affect our business, financial condition, or results of operations.
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
Our revenue is mostly from Axon Advertising and is generated from our advertisers, typically on a performance-based basis, then shared with our advertising publishers, typically on a cost per impression model. As is common in the advertising ecosystem, our clients do not have long-term advertising commitments with us. Our success depends in part on our ability to satisfy our advertising partners.
Revenue could also be impacted by a number of other factors, including:
•our ability to attract and retain clients, including, for example, in new markets such as e-commerce and social;
•our ability to improve the effectiveness and predictability of our advertising and maintain and improve Axon AI, our advertising recommendation engine;
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
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our user data practices, advertising metrics or tools, our advertising solutions, or other companies in our industry; and
•the impact of macroeconomic conditions, including tariffs, trade wars, inflation, and high interest rates, political uncertainty and international conflicts around the world, such as in Ukraine and the Middle East, as well as friction between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
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
We also face competition for advertising spending and for the discretionary spending, leisure time, and attention of users from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. During periods of macroeconomic uncertainty, levels of advertising and discretionary spending have historically decreased and are likely to decrease and therefore this competition may intensify, which has at times harmed and may in the future harm our revenue. To the extent we explore entering into new markets or new business opportunities in the advertising ecosystem or otherwise, we may also compete with established businesses with more experience in such areas. Some of our current and potential competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us, particularly outside of the United States. Some of our current and potential competitors may have greater resources, more diversified revenue streams, better technological or data analytics capabilities, or stronger brands or competitive positions in certain product segments, geographic regions, or user demographics than we do. If clients prefer our competitors’ products or services over our own, or if our competitors are better able to adapt to changes in the preferences of advertisers or users, regulations, or other developments, our business, financial condition, and results of operations could be adversely affected.
The advertising ecosystem is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business, financial condition, and results of operations could be adversely affected.
Technology changes rapidly in the advertising ecosystem. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and users and increase revenue from our current clients, we may develop new products or enter into new markets and we will need to enhance and improve our advertising solutions. For example, in October 2025 we opened a public referral program to onboard customers to Axon Ads Manager, which we expect to launch more broadly in the first half of 2026. Our ability to improve the effectiveness and predictability of our advertising recommendations through improvements to Axon AI, our advertising recommendation engine, is critical to our continuing success and future growth. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects, both of which could adversely affect our business, financial condition, and results of operations.
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
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, such as e-commerce. For example, in October 2025 we opened a public referral program to onboard customers to Axon Ads Manager, which we expect to launch more broadly in the first half of 2026. Additionally, our future growth may include expansion into additional features for our advertisers and publishers, other mobile app sectors, social, connected TV markets through Wurl, or other opportunities which may require significant investment in order to launch and which may not prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our Wurl CTV business which provides streaming content distribution and advertising services. The market for CTV platforms is relatively new and evolving and this market may develop slower or differently than we expect. There can be no assurance that we will achieve broader adoption among e-commerce advertisers or that we will effectively develop technology for our advertising solutions that will allow us to successfully expand into new markets.
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
General macroeconomic conditions, such as inflation, high interest rates, or a recession or economic slowdown in the United States or internationally, including those resulting from tariffs, trade wars, political uncertainty and international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as friction between the United States and China, could create uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spending. In addition, changes in macroeconomic conditions, including those due to recent actual and proposed tariff increases imposed by the United States on various trading partners, could change consumer behavior and adversely affect advertising spending and costs related to our operations. Specifically, the U.S. has imposed significant new and escalated tariffs on products from China since February 2025, significant new tariffs on many products of Canada and Mexico since March 2025, and a global tariff on most products from almost all other U.S. trading partners since April 2025; these policies have been fluid and the full economic impact of these policies is currently uncertain. Our revenue is driven in part by discretionary consumer spending habits and preferences, and by advertising spending patterns. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. In certain periods in 2022, we experienced the impacts of the macroeconomic deterioration as advertisers more closely managed budgets and reduced overall spend, which resulted in slowed growth for our advertising solutions. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients, which in turn may harm our business, financial condition, and results of operations. In addition, the economic conditions affecting the financial markets, and uncertainty in global economic conditions may result in a number of adverse effects including a low level of liquidity in domestic and global markets, volatility in credit, equity, and currencies and instability in the stock market. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our advertising solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults. We are particularly susceptible to market conditions and risks associated with the advertising ecosystem, including changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
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
We plan to continue to consider opportunities to expand and diversify our operations through strategic acquisitions and partnerships, and we provided an indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China. We face a number of risks related to strategic transactions we may pursue.
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
We expect to continue to expand our international operations in the future. Our resources are located throughout the world, including in areas with less certain legal and regulatory regimes or more potential risks. Expanding our international operations may subject us to risks associated with:
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
•compliance with applicable foreign laws and regulations, including anti-bribery laws, privacy and data protection laws, AI laws, economic and trade sanctions, and laws relating to content and consumer protection;
•credit risk and higher levels of payment fraud;
•currency exchange rate fluctuations;
•protectionist laws and business practices that favor local businesses in certain countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws in the United States or the foreign jurisdictions in which we operate;
•political, economic, and social instability, including impacts related to labor, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including international conflicts around the world, such as between Russia and Ukraine and in the Middle East, as well as, increasing friction between the United States and China and the impacts on their respective regions and the regional and global economy;
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
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our revenue has expanded rapidly, in particular since the launch of Axon AI, our advertising recommendation engine. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies. As we implement additional strategies designed to increase revenue, such as investing in product development, new initiatives, or strategic transactions, we are likely to recognize costs associated with these investments earlier than some of the expected benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we are unable to generate adequate revenue growth and manage our expenses, our margins and profitability may be harmed.
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

If we do not successfully or cost-effectively invest in and maintain awareness of our brands, our business, financial condition, and results of operations could be adversely affected.
We believe that investing in and maintaining our brands is critical to maintaining and creating favorable relationships with, and our ability to attract, new clients, and key personnel. In connection with 2025 launch of our self-serve advertising platform (Axon Ads Manager), we publicly launched our Axon product branding. Increasing awareness of the AppLovin corporate brand and of Axon specifically will depend largely upon our marketing efforts and our ability to successfully differentiate our advertising solutions from the offerings of our competitors. In addition, successfully globalizing and extending our brands requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our advertising solutions, our business, financial condition, and results of operations could be adversely affected.
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
Various government and consumer agencies have called for, or sought to implement, new regulation and changes in industry practices relating to the collection and processing of information concerning consumer behavior, including by restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. For example, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from data subjects to collect and use their data for certain purposes, including interest-based advertising. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. In June 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which generally permits personal data flows from the European Economic Area ("EEA") to the United Kingdom. Such adequacy decision must, however, be renewed in 2025 and may be modified or revoked in the interim. In June 2025, the

United Kingdom enacted targeted modifications to its data protection framework that cause it to deviate from the GDPR in certain respects. The European Commission has proposed to renew the United Kingdom’s adequacy decision after assessing the United Kingdom’s modifications to its data protection framework, but additional procedural steps remain, causing some uncertainty to remain with respect to this adequacy decision. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the impacts of divergent laws and guidance regarding EU and United Kingdom data protection law.
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
Moreover, there are increasing restrictions in the United States on certain personal sensitive data transfers to certain foreign countries. The Department of Justice finalized a final rule implementing Executive Order 14117, effective April 8, 2025, which prohibits data transfer of personal identifiers, precise geolocation data, biometric identifiers, health data, and financial data over a certain bulk threshold to identified countries of concern (i.e., China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela). The rule also restricts data brokerage agreements, investment agreements, employment agreements, and vendor agreements involving such data and countries of concern. Violations of the rule may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China, where we have operations.
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
Further, children’s privacy continues to be a focus of enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. For example, enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years, and the Federal Trade Commission has finalized modifications to its rules implementing COPPA relating to the use of children's data for targeted advertising that became effective June 23, 2025, and for which compliance with most provisions is required as of April 22, 2026. These modifications may subject us to additional liability and require us to dedicate additional compliance resources and modify certain policies and practices. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent where consent is used as the lawful basis for processing that personal information. The CCPA, as amended and supplemented by the CPRA, requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. Several other states have enacted laws that would substantially impact activities that involve showing targeted advertisements to children. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered in other jurisdictions. While our terms of use prohibit publishers and advertisers from using our services in connection with end users who qualify as a “child” under applicable laws or content exclusively designed for or exclusively directed to children under applicable laws and app store policies, and we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
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
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, and privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, sanctions, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our advertising solutions grow and evolve, including through the use of and integration of AI technologies, and are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
We use AI technologies in connection with the development of our advertising solutions, including Axon AI, our advertising recommendation engine, and other product offerings, as well as in other aspects of our business, and we will continue to invest in the expansion of our AI capabilities, including possibly generative AI. These technologies are complex and rapidly evolving, and the development of AI technologies can require significant investment. Expanding our AI capabilities subjects us to many of the risks discussed elsewhere in this Risk Factors section, including risks relating to rapid technological change, the highly technical nature of software, and competition.
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
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit transactions with sanctioned parties, including the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required authorizations. These laws and regulations are rapidly evolving and may be in conflict across international jurisdictions, leading to uncertainty and difficulty in achieving full compliance. Should we violate such existing or similar future laws or regulations, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.
We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws and regulations, including implementation of IP address blocking and sanctioned person screening, and continue to evaluate and further enhance our policies and procedures relating to export control and sanctions compliance. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. If we are found to be in violation of sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses or permits, it can result in significant penalties and government investigations, as well as reputational harm and loss of business. Knowing and willful violations can result in possible incarcerations for responsible employees and managers.
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
Our growth strategy includes further expanding our operations and client base in international markets and acquiring companies that may operate in countries where we do not already do business. Such acquisitions may subject us to additional or expanded export and sanctions regulations. Further, any change in export or import regulations or controls, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential clients with global operations. Any decreased use of our products or limitation on our ability to export or sell our products in major international markets could adversely affect our business, financial condition, and results of operations.
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
Our tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property; the valuation of our intercompany transactions; and our corporate governance structure. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, or determining the location(s) of management and control, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure and intercompany agreements, including through future acquisitions or divestitures, in addition to changes in domestic or international tax laws (such as the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions) could impact our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.
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
We are involved in or may become involved in claims, suits, government investigations, including formal and informal inquiries or requests for information or audits from government authorities and regulators, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection, consumer protection, competition or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, and other matters in the United States, Europe, and around the world, especially as we continue to grow and expand our operations. Further, following our sale of our Apps Business in June 2025, we have retained responsibility for certain legal proceedings related to our former studios. While these proceedings are not expected to be material, we expect to incur additional costs related to the resolution of these matters.
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
We have indebtedness, and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.
As of September 30, 2025, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of September 30, 2025, we did not have outstanding borrowings under the Credit Agreement.
Our indebtedness could adversely impact us. For example, these obligations could among other things:
•require us to dedicate a significant portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;
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
•increase our vulnerability to adverse economic and industry conditions;
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2025, the Voting Agreement Parties collectively held approximately 67% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
The market price of our Class A common stock has fluctuated, and may continue to fluctuate, substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that have in the past caused and could in the future cause fluctuations in the market price of our Class A common stock include the following:
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
Our board of directors has authorized a share repurchase program under which we repurchase shares of our Class A common stock from time to time. We may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2025, we issued restricted stock units ("RSUs") covering 6,860 shares of our Class A common stock under our 2021 Partner Studio Incentive Plan (the "PSIP") and issued 3,790 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our PSIP.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2025	554	$355.12	554	$805
August 1 - 31, 2025	374	$429.18	374	$644
September 1 - 30, 2025	259	$590.89	259	$492
Total	1,187		1,187
(1) In February 2022, our board of directors authorized a share repurchase program to purchase shares of our Class A common stock. In October 2025, our board of directors authorized an increase to the repurchase program of $3.2 billion, such that an aggregate amount of approximately $3.3 billion remained available for repurchases as of October 31, 2025. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 8 - Equity of the Notes to condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
No officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: November 5, 2025	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)