Form 10-K
period 2025-12-31
AppLovin Corp
filed 2026-02-19
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was $102.7 billion based on the closing sales price of the registrant’s Class A common stock on that date. Shares of the registrant's Class A common stock and Class B common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2026, the number of shares (in thousands) of the registrant's Class A common stock outstanding was 307,070 and the number of shares (in thousands) of the registrant's Class B common stock outstanding was 30,208. No shares of the registrant’s Class C common stock were outstanding as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our expectations regarding the macroeconomic environment, political uncertainty and international conflicts around the world;
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
•our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic transactions;
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
Part I
Item 1. Business
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end artificial intelligence-powered ("AI") advertising solutions for businesses to reach, monetize and grow their global audience. Our scaled business model is intricately linked to the advertising ecosystem, providing a durable competitive advantage. We generate revenue when our advertisers achieve their return on advertising spend targets with our advertising solutions, ensuring that their success directly fuels our growth.
AppLovin is critical to the success of advertisers and publishers seeking to solve marketing and monetization challenges. Through our technologies and scaled distribution, advertisers are able to better place content so that it is discovered by the right audience, manage, optimize, and analyze their marketing investments, and improve the monetization of their content, and publishers are able to better monetize their gaming apps. Our advertising solutions include a comprehensive suite of tools including:
•Axon Ads Manager, our user acquisition solution, is the cornerstone of our advertising solutions. Axon Ads Manager is powered by our Axon AI advertising recommendation engine and matches advertiser demand with publisher supply through auctions at vast scale and at microsecond-level speeds.
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
We generate our revenue from advertising solutions. As more advertisers use our advertising solutions to market and monetize their content, we gain access to more data regarding users and user engagement1, further strengthening our scaled distribution. As our distribution grows, we gain better insights for Axon AI, which then further enhances the efficiency and effectiveness of the Axon Ads Manager.
AppLovin Platform
Our comprehensive, end-to-end advertising solutions deliver value by helping companies scale their businesses and maximize their revenue by automating their marketing, engagement, and monetization efforts. Through Axon Ads Manager, we provide marketing technology that allows advertisers to reach more of the most suitable users with personalized content in order to increase the number of users who download and/or engage with their content. We also provide advertisers with monetization and analytics technology to maximize the value of their advertising inventory by obtaining a high price for each impression.
Our advertising solutions provide the following benefits to advertisers:
•Reach and attract users at scale: We enable advertisers to target and find the right users for their content and products worldwide. Advertisers are able to set their user acquisition and revenue goals to target the most relevant, highest value users.
•Maximize monetization of engagement: Advertisers use MAX to generate incremental revenue by maximizing the monetization of their advertising inventory. Our tools operate at microsecond-level speeds and at vast scale to enhance monetization for developers while preserving the end user experience.
1 Adjust’s marketing platform is operated by our wholly-owned subsidiary and data generated by Adjust's services is not shared with AppLovin or incorporated into or used to optimize its recommendation engine or other technologies unless directed by a customer.

•Leverage proprietary data and insights: Advertisers benefit from accessing comprehensive real-time insights through our customized user dashboards, helping them optimize campaigns, improve user engagement, and manage their return on investment.
•Automate time consuming and manual processes: Our advertising solutions automate marketing and monetization, allowing advertisers to focus on improving their content and products rather than managing complex go-to-market processes manually.
•Seamlessly adapt to industry innovation: Our technology is regularly updated as the advertising ecosystem evolves. Advertisers benefit from this ongoing advancement and optimization and are able to rapidly adapt to industry changes in marketing and monetization.
Axon Ads Manager
Axon Ads Manager is a suite of marketing solutions that enables developers to automate, optimize, and manage their marketing efforts. Axon Ads Manager is powered by Axon AI's predictive algorithms to enable advertisers to match their apps and websites to engaged users, delivering more of what they are likely to be interested in. Advertisers set return goals for their campaigns and Axon Ads Manager targets users to match those goals. Return on advertising spend is measured based on either third-party or self-attribution. Advertisers are charged dynamically based on their campaign goals, rather than a simple fixed price per impression or per action (click or installation). Advertisers are not only able to attract users that initially download their app or visit their website, but also find a high volume of users that stay and engage for greater retention and ultimately, increased opportunities for better monetization. Revenue from Axon Ads Manager comprises substantially all of our revenue.
With Axon Ads Manager, advertisers can define the framework of their campaigns in the following ways:
•Reach: Advertisers identify what they are willing to pay to acquire their target users. Our technology finds the users at that value who are most likely to engage with the app or website.
•Global scale: Advertisers can choose to connect with users in different regions around the world, and our technology suggests the best locations based on their parameters.
•Retain and engage: Our system is built around optimizing to the advertisers revenue so our algorithms automatically adjust based on the likelihood users will engage. Our app-based clients can analyze by retention periods from initial app download onwards, so that advertisers understand the effectiveness of their marketing investments.
•Targeted returns: Advertisers set their goals and target return on ad spend and our algorithms adjust cost and campaign specifics to meet them.
Axon Ads Manager includes the following features:
•Advanced campaign management: An interface to create, manage, and automatically optimize campaigns based on return on ad spend goals.
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
Wurl
Wurl is our connected TV ("CTV") platform which distributes streaming video for content companies and provides advertising and publishing solutions to maximize advertising revenue, grow their CTV viewership, and strengthen their brand value. Wurl focuses on driving the streaming industry forward with market-leading solutions that help connect the right viewers to the right content. It brings data-driven advertising and measurement to CTV. The technology helps companies engage with the highest-value viewers, and ultimately increase their revenue.
Wurl's offerings include:
•AdPool: A monetization solution that connects CTV supply with top advertisers and access to exclusive demand.
•Global FAST Pass (GFP): A distribution solution that makes it easy to launch free ad-supported CTV channels, monetize them instantly, and access data to grow and retain audiences.
AppLovin Apps
On June 30, 2025, we completed the sale of our Apps business. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments".
Our Strategy for Growth
We have a comprehensive strategy to continue our growth and further enhance our market position in the advertising ecosystem:
•Existing market expansion: We continue to have an attractive market opportunity within the mobile app ecosystem, which we intend to address through the optimization of our advertising solutions.
•Enhance and extend AI-based technologies: As we increase our scale and reach, our customers benefit from compounding improvements to Axon AI, our advertising recommendation engine, which in turn improves the efficacy and growth of our advertising solutions.
•New market expansion: We are confident our technology and expertise are applicable to new verticals and content industries we have not historically addressed, including:
◦New verticals: One of our long-term objectives is to provide critical tools to advertisers across multiple verticals, including, for example, web-based e-commerce and social media. We have made our advertising solutions available to web-based advertisers, and while we are early in this market expansion, our new customers have experienced positive results, demonstrating the flexibility and future growth potential of our advertising solutions.
◦Other content industries: We believe our deep expertise and capabilities will allow us to successfully apply our solutions to tangential sectors, such as the growing CTV industry through Wurl. We continue to expand our CTV business through the addition of new content advertisers and supply channels as well as through the application of Axon AI to CTV.
•Attracting and retaining the best talent: Our employees are at the core of our technology and success. We intend to continue to invest in attracting and retaining exceptional talent who share our values and will drive our future growth.
•Pursue strategic transactions: Given our proven track record in strategic transactions, we will continue to consider and leverage strategic acquisitions, partnerships, and investment opportunities to accelerate our growth.

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
Competition
We operate in a fragmented advertising ecosystem composed of divisions of large, well-established companies as well as privately-held companies. The large companies in our advertising and mobile app ecosystems may play multiple different roles given the breadth of their businesses. Advertisers typically engage with several advertising platforms and networks to purchase advertisements on mobile apps, devices, and on CTV, looking to optimize their marketing investments. Such advertising companies vary in size and include Meta, Google, Amazon, and Unity Software, as well as various private companies, several of which are also our partners and clients.
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
Seasonality
Our revenue may experience seasonality during several periods throughout the year driven by fluctuations in advertising demand associated with mobile gaming and e-commerce activity. These fluctuations may be influenced by factors such as major holidays, promotional events, school-related cycles, and broader shifts in consumer spending patterns. Advertising demand may also vary around the timing of new game launches, content updates, and changes in advertiser budgets. As the breadth and scale of advertisers using our platform continues to expand, including increased participation from large e-commerce advertisers, the magnitude and impact of these seasonal trends may become more pronounced over time.
Research and Development
Continued investment in research and development is important to advancing our advertising solutions. The continued development of our Axon AI technology is critical to our future growth and competitive advantage. These AI advancements are also key to attaining our strategic objectives and meeting the evolving needs of our customers. The underlying elastic architecture of our solutions allows us to create, test, and deploy new features rapidly while distributing them globally.
Our research and development team is working on cutting edge technologies, which allows us to attract top talent globally. As of December 31, 2025, we had approximately 380 employees, or 42% of our total headcount, involved in research and development and related activities. Our research and development organization is based in Palo Alto, California with additional resources around the world.
Intellectual Property
Our success depends in part upon our ability to protect our intellectual property rights with respect to our advertising solutions, and to operate without infringing, misappropriating or otherwise violating valid and enforceable third-party intellectual property. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. Though we rely in part upon these legal and contractual protections, we believe that factors, such as our unique position in the advertising ecosystem, our expertise and determination of our employees, the speed of our technological development and the functionality and flexibility of our advertising solutions in an ever-evolving industry, are critical contributors to our success. We have registered, and applied for the registration of, U.S. and international trademarks and domain names, and we also hold patents related to our advertising solutions.
We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. We take steps to protect our proprietary information, in part, by entering into confidentiality agreements with our employees, consultants, developers, and vendors, and generally limiting access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our proprietary rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our advertising solutions or obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and time consuming. Further, our intellectual property rights may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. See the section titled “Risk Factors—Risks Related to Intellectual Property” for more information regarding risks related to intellectual property.
Employees and Human Capital Resources
As of December 31, 2025, we had a total of 898 employees, comprised of 876 full-time and 22 part-time/intern employees, located in 15 countries. Our geographic diversification enhances our ability to retain and attract highly skilled talent as well as manage our headcount costs. As of December 31, 2025, approximately 60% of our global employees were located outside of the U.S. and 40% in the U.S. Approximately 47% of our U.S. employees identify as being from one or more diverse groups, including Asian, Hispanic or Latino, Black or African American, Native Hawaiian or Other Pacific Islander, American Indian or Alaska Native, or Two or More Races and approximately 36% of our U.S. employees identify as female. None of our employees are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees as positive.
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
Compliance with Government Regulation
We are subject to various federal, state, and international laws and regulations that affect companies conducting business on mobile platforms, including with respect to intellectual property, securities, privacy, data protection, consumer protection, competition, tax, labor and employment, and commercial and other matters in the United States, Europe, and around the world. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our advertising solutions or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to further scale our advertising solutions, as we continue to operate Axon AI technology, and as our operations continue to expand internationally, our compliance requirements and costs may increase and we may be subject to increased regulatory scrutiny.
Data Privacy and Security Laws
The data we collect and otherwise process is integral to our advertising solutions, providing us with insights to improve Axon AI, our advertising recommendation engine, and our developer tools, to optimize app discovery and monetization. Our collection, use, receipt, and other processing of data in our business subjects us to numerous U.S. state and federal laws and regulations, and foreign laws and regulations, addressing privacy, data protection and the collection, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data. We work to comply with, and to help allow developers and advertising ecosystem partners to comply with, applicable laws and regulations relating to privacy, data protection and information security. This helps underpin our strategy of building trust and providing a strong experience to advertising ecosystem partners and clients. See the section titled “Risk Factors—Risks Related to Legal and Regulatory Matters—We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection, advertising, tracking, targeting, and protection of minors, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could adversely affect our business, financial condition, and results of operations” for additional information about our approach to laws and regulations relating to privacy, data protection, and information security.
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
We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls, webcasts, and our corporate blog at axon.ai/blog in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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
•risks related to our international operations;
•risks related to the expansion and diversification of our operations, in the United States and globally, including through future strategic transactions and efforts related thereto;
•risks related to our strategic transactions, including integration and managing growth;
•our recent rapid growth, and our ability to manage growth;
•risks related to not having long-term agreements with our clients;
•our ability to protect and enhance our brand and reputation;
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
•liability for content or advertising that is served through our advertising solutions;
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
•our ability to maintain and grow our client base;
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
In particular, it is difficult to predict if, when, or how newly-launched products, software or new markets may begin to generate revenue or when products or software may decline in popularity. The success of our business depends in part on our ability to develop and enhance our advertising solutions, including expansion into new markets, and consistently and timely launch new products and features. It is difficult for us to predict with certainty when we will expand our advertising solutions, launch a new product or feature, or enter a new market as we may require longer development schedules or soft launch periods to meet our quality standards and expectations. If our clients do not adopt our new advertising offerings or develop or further invest in their own competing alternatives, or if we are unable to successfully launch or acquire new products or features or maintain or improve existing products or features, or enter a new market, our business and results of operations could be adversely affected. Fluctuations in our results of operations may cause such results to fall below our financial guidance or the expectations of analysts or investors, which could cause the market price of our Class A common stock to decline.
Security breaches, improper access to or disclosure of our data or client data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
The advertising and mobile app ecosystems are prone to cyberattacks by third parties seeking unauthorized access to our data or the data of our clients or their end users or to disrupt our ability to provide service. Our advertising solutions, and other offerings involve the collection, storage, transmission, and other processing of a large amount of data, including personal information, and we and our third-party service providers otherwise store and process information, including our confidential and proprietary business information, and personal information and other information relating to our employees, clients or other third parties. We also store and implement measures designed to secure the source code for our advertising solutions as they are created. Any failure to prevent or mitigate security breaches or incidents impacting our advertising solutions, or our systems or other systems used in our business, or improper access to or disclosure of our data, including source code, or user data, including personal information, or information from clients or other third parties, that is stored or otherwise processed in our business could result in the unauthorized loss, modification, disclosure, destruction, or other unauthorized processing of such data, or unavailability of data or of our advertising solutions, or other offerings. Any such event, or the perception it has occurred, could adversely affect our business and reputation, damage our operations, result in claims, litigation, or regulatory investigations or enforcement actions, fines, penalties, or other liability or obligations, and diminish our competitive position. In particular, a breach or incident, whether physical, electronic, or otherwise, impacting systems on which source code or other sensitive data are stored could lead to loss, disruption, unavailability, or piracy of, or damage to, our offerings, lost or reduced ability to protect our intellectual property, and diminished competitive position.
Malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect they will continue to occur in the future. We regularly encounter attempts to create false or undesirable client accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our advertising solutions, or other offerings, degrade the user experience, impair, disrupt, or interrupt our systems and networks and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our advertising solutions, and other offerings, our systems and other systems used in our business, and our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, including attacks designed to disrupt systems or facilities; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or their end users to lose confidence and trust in our advertising solutions, or other offerings and otherwise harm our reputation and market position.
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements or participate in the bidding process, may receive or store information provided by us or by our clients or their end users through mobile apps, websites, or other means. These third parties or others may misappropriate or misuse this information. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data, our clients' data, or their end users’ data may be lost, destroyed, or accessed, modified, disclosed, or otherwise processed in unauthorized manners. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, may have increased costs arising from the restoration or implementation of additional security measures and other costs relating to the incident, and we may face claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, any of which could adversely affect our business, financial condition, and results of operations. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
Cyberattacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods. Although we have developed systems and processes that are designed to protect first- and third- party data and information; to prevent data loss, disable undesirable accounts and activities on our advertising solutions, or other offerings; and to prevent and detect security breaches, we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner, or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of increases in remote work. Our use of third-party systems for remote workforce operations introduces security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with geopolitical events and conflicts, such as those in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
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
Further, we utilize AI technologies in our advertising solutions and in our business operations and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related monetary liability and harm to our reputation and business. AI technologies may also be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
In addition to our efforts to mitigate cybersecurity risks, we are working to combat misuse of our services and end user data by third parties. We may not discover all such incidents or related activities, in connection with these efforts, and we may instead be notified of such incidents or activity by clients, end users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the processing of user data or use of our systems in manners inconsistent with our terms, contracts or policies, the existence of false or undesirable accounts, improper advertising practices, spamming, or unsecured datasets, and may also include other forms of misuse. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, some of which provide a private right of action. Many jurisdictions have enacted breach notification obligations, and we have agreements with customers or partners that require us to notify them or fulfill other obligations in the event of certain security breaches or incidents. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or incidents, insufficient security practices, or improper access to, or disclosure of, or other processing of data, or other cybersecurity issues which have occurred in the past or may occur in the future, and which could cause us to incur significant expense and liability, distract management and technical personnel, and result in orders or consent decrees forcing us to modify our business practices and to pay fines or penalties. Such actual or perceived breaches or other incidents or our efforts to remediate these events may also adversely affect our reputation, business, financial condition, or results of operations.
Our insurance coverage may not extend to all types of privacy or security breaches or other incidents, and it may be insufficient to cover all costs and expenses associated with such events. Further, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our reputation, financial condition, or results of operations.
If third-party platforms change their policies in a way that harms our business, including the design and effectiveness of our advertising solutions, our business, financial condition, and results of operations could be adversely affected.
The mobile app ecosystem depends in part on a relatively small number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Meta, some of which are direct competitors. We are subject to the standard policies and terms of service of such third-party platforms, generally through our relationships with developers and other parties that use our technology. These policies and terms of service generally govern the promotion, distribution, content, and operation of applications on a platform. Each platform provider has broad discretion to change and interpret its terms of service and other policies, including in ways that may be unfavorable to us or our clients. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how mobile apps are able to advertise on its platform, limit the use of personal information for advertising purposes, restrict how developers or end users can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform.
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
Similarly, in February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort aimed at reducing cross-app tracking and limiting reliance on user identifiers. However, in October 2025, Google retired the Privacy Sandbox initiative and announced plans to discontinue most of its associated technologies across both Chrome and Android. In January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, which limits cross-site tracking. Also, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving personalized ads to users in the EEA or the UK. To adapt to these changes, we released the MAX SDK version 12.0.0+ to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of any third-party platform may adversely affect our business, financial condition, and results of operations.
We also rely on the continued popularity, user adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. Distribution platform providers also from time to time limit, suspend or discontinue access to their platforms in connection with violations, or perceived violations, of terms of service, which may impact our ability to work with parties utilizing its platform. In addition, any change or deterioration in our relationship with such distribution provider may impact our ability to work with parties utilizing access to its platform.
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
We believe strongly in operating a lean organizational structure, leveraging technology wherever possible, as it allows us to adapt our business as needed and affords increased opportunity to our employees. While this approach enhances efficiency and cost control, it may also expose us to certain risks, such as limiting our ability to scale operations quickly in response to increased demand, develop new products or services in a timely manner, or effectively manage multiple initiatives simultaneously. Additionally, key employees often hold multiple responsibilities, making us more vulnerable to disruptions caused by turnover or unexpected absences. If we are unable to attract, retain, and efficiently allocate personnel, our operational capabilities, growth potential, and competitive position could be adversely affected. Furthermore, as we expand, we may need to hire additional employees and enhance our infrastructure to support growth. Failure to do so in a timely or effective manner could strain our existing workforce and negatively impact our financial performance and strategic objectives.
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
As is common in the advertising ecosystem, our clients do not have long-term commitments with us. Our success depends in part on our ability to satisfy our advertising partners. Revenue could also be impacted by a number of other factors, including:
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
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt in or opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the "GDPR"), ePrivacy Directive, the California Consumer Privacy Act (the "CCPA") as amended by the California Privacy Rights Act (the "CPRA"), other U.S. state and international privacy laws, data broker laws, and the Children’s Online Privacy Protection Act (the "COPPA");
•decisions by clients to reduce their advertising due to concerns about legal liability or uncertainty regarding their own legal and compliance obligations, or due to negative publicity, regardless of its accuracy, involving us, our data practices, advertising metrics or tools, our advertising solutions, or other companies in our industry; and
•the impact of macroeconomic conditions, including tariffs, trade wars, inflation, and high interest rates, political uncertainty and international conflicts around the world, such as in Ukraine and the Middle East, as well as friction between the United States and China, and responses thereto, and seasonality, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies.
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
The advertising ecosystem is intensely competitive. If clients prefer our competitors’ products or services over our own, our business, financial condition, and results of operations could be adversely affected.
We face significant competition in the advertising ecosystem. Advertisers often engage with numerous advertising platforms and networks to purchase advertisements and developers often engage with numerous tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms, and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences or manage or optimize their advertising campaigns. These companies vary in size and include Meta, Google, Amazon, and Unity Software as well as various private companies, several of which are also our partners and clients. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our advertising solutions.
We also face competition for advertising spending from game platforms such as personal computer and console games, and other leisure time activities, such as television, movies, music, sports, and the internet. During periods of macroeconomic uncertainty, levels of advertising spending have historically decreased and are likely to decrease and therefore this competition may intensify, which has at times harmed and may in the future harm our revenue. To the extent we explore entering into new markets or new business opportunities in the advertising ecosystem, or otherwise, we may also compete with established businesses with more experience in such areas.
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
Technology changes rapidly in the advertising ecosystem. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and increase revenue from our current clients, we may develop new products or enter into new markets and we will need to enhance and improve our advertising solutions. For example, since 2024 we have begun expanding our customer base to include web-based e-commerce advertisers. Our ability to improve the effectiveness and predictability of our advertising recommendations through improvements to Axon AI, our advertising recommendation engine, is critical to our continuing success and future growth. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects, both of which could adversely affect our business, financial condition, and results of operations.
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
Our advertising solutions, as well as our internal systems, rely on software and hardware, including AI technologies, that are highly technical and complex. In addition, our advertising solutions, as well as our internal systems, depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients who use our offerings and their end users, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect data and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our advertising solutions or the accuracy of data in the advertising solutions, our clients may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our clients may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations.
Our business depends in part on our ability to maintain and scale our technical infrastructure, and any significant disruption to our advertising solutions could damage our reputation, result in a potential loss of engagement, and adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain our clients depends in part on the reliable performance of our advertising solutions. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when clients attempt to access them, or if they do not load as quickly as expected, clients may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients. Additionally, we rely on certain third-party providers for our increasing network capacity and computing power needs, and if we fail to properly anticipate our needs or secure sufficient capacity at a reasonable cost, our ability to scale and grow our business, or our profitability, could be negatively impacted. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, clients may be subject to service disruptions or outages and we may not be able to recover technical infrastructure and data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
Our revenue has been concentrated in the mobile app ecosystem and any failure to successfully expand and diversify our revenue sources beyond the mobile ecosystem could adversely affect our business, financial condition, and results of operations.
We face concentration risk in that our advertising solutions primarily operate in the mobile app ecosystem and specifically mobile gaming. As such, our business depends, in part, on the continued health and growth of these app ecosystems. Further, a significant amount of our total revenue is derived through mobile applications subject to a limited number of third-party distribution platforms, such as the Apple App Store, the Google Play Store, and Meta. Because Meta and Google are also significant partners of AppLovin and Adjust, a deterioration in our or Adjust’s relationship with such companies would have a greater impact on our business, financial condition, and results of operations. If any of these concentrated portions of our revenue are harmed or are lost, our business, financial condition, and results of operations could be adversely affected.
Our future growth may involve expansion into new business opportunities, and any efforts to do so that are unsuccessful or are not cost-effective could adversely affect our business, financial condition, and results of operations.
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, such as e-commerce. For example, since 2024 we have begun expanding our customer base to include web-based e-commerce advertisers. Additionally, our future growth may include expansion into additional features for our advertisers and publishers, other mobile app sectors, social, connected TV markets through Wurl, or other opportunities which may require significant investment in order to launch and which may not prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our Wurl CTV business which provides streaming content distribution and advertising services, markets which remain nascent and may not develop as we expect over time. There can be no assurance that we will achieve broader adoption among e-commerce advertisers or that we will effectively develop technology for our advertising solutions that will allow us to successfully expand into new markets.
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
Our business is subject to general macroeconomic conditions and a variety of other factors beyond our control that could adversely affect our revenue and results of operations.
A deterioration in macroeconomic conditions, whether in the United States, internationally, or globally, could create uncertainty and adversely affect advertising spending or costs related to our operations. Historically, consumer purchasing and advertising spending have each declined during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. Uncertain economic conditions may impact advertiser spending in future periods and may also adversely affect our clients, which in turn may harm our business, financial condition, and results of operations. Economic and political relations between the U.S. and other countries continue to evolve rapidly, including with respect to tariff and other policies, and changing policies may adversely affect our business by harming advertising spending or increasing our costs.
Our business is also impacted by geopolitical conditions. While not currently material to the operation of our business, management and our board of directors have discussed and assessed, and will continue to discuss and assess, any risks related to international conflicts around the world, such as in Ukraine and the Middle East, as well as, tension between the United States and China or other nations, including but not limited to, risks related to cybersecurity, sanctions, regulatory changes, and personnel based in affected regions. For example, we have employees located in Israel and as a result of the international conflict in the Middle East, we have incurred and are likely to continue to incur costs to support our employees and address related challenges. We may also experience interruptions or delays in the services they provide to us as a result of such geopolitical volatilities.
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
Our principal offices are located in Palo Alto, an area known for earthquakes and susceptible to fires, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, earthquakes, fires, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak or other public health matters (such as the COVID-19 pandemic), and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.
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
•political, economic, and social instability or conflict, including international conflicts around the world, as well as increasing friction between the United States and China or other nations, and their impacts on regional and global economies;
•public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, clients, advertisers, app developers, and business partners internationally;
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
We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, including our ability to identify suitable targets, increasing competition from other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. For example, in April 2025, we confirmed that we had provided an indication of interest to the President of the United States to explore a purchase of TikTok in all markets outside of China, but we ultimately did not enter into a transaction. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, or if such acquisitions lead to heightened regulatory or compliance risk, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
Further, completing larger acquisitions or other strategic transactions can involve significantly more risk in that such transactions can involve complicated integrations and require significant management attention to complete, and these large strategic transactions could introduce additional exposure to regulatory and compliance risk. To complete large strategic transactions, we may need to spend significant amounts of cash, which may not be available to us on acceptable terms, if at all, or which could lead us to incur additional debt (and increased interest expense), assume contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. In addition, we may need to issue significant amounts of equity or equity-linked consideration, which would dilute our current stockholders’ ownership and could adversely affect the price of our Class A common stock. We also generally devote more time and resources towards performing diligence on larger transactions and may be required to devote more resources towards regulatory requirements in connection with such transactions. To the extent that we do not perform sufficient diligence on a larger acquisition or such a transaction does not generate the expected benefits, our business, financial condition, and results of operations will be harmed, and to a greater extent than would occur with a smaller transaction.
Absent such strategic transactions, we would need to undertake additional development or commercialization activities at our own expense, which activities may not become commercially successful or financially viable. If we elect to fund and undertake such additional efforts on our own, we may need to obtain additional expertise and additional capital, which may not be available to our company on acceptable terms, if at all. If we are unable to do any of the foregoing, we may not be able to develop our advertising solutions effectively or achieve our expected product roadmap on a timely basis, which could adversely affect our business, financial condition, and results of operations.
The benefits of a strategic transaction may also take considerable time to develop, and we cannot be certain that any particular strategic transaction will produce the intended benefits. If we are unable to identify and complete strategic transactions or realize the anticipated benefits from such transactions, our business, financial condition, and results of operations could be adversely affected.
We face risks related to our strategic transactions, which may not achieve our strategic objectives, may disrupt our operations or result in unexpected liabilities or expenses.
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies, and we intend to continue to evaluate and pursue strategic transactions. For example, we acquired Adjust in April 2021, Twitter's MoPub business in January 2022 and Wurl in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company.
Our future success depends in part on our ability to effectively integrate and manage these acquisitions. If we are unable to obtain the anticipated benefits or synergies of such acquisitions, or we encounter difficulties integrating acquired businesses with ours, our business, financial condition, and results of operations could be adversely affected.
Challenges and risks from such strategic transactions include:
•diversion of our management’s attention in the acquisition and integration process, including oversight over acquired businesses;
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
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisition;
•increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees and other service providers, benefit plans, equity, job types, and lines of business globally;
•tax risks, including that we may be required to make tax withholdings in various jurisdictions in connection with such transactions or as part of our continuing operations following a transaction, and that the companies or businesses we acquire may cause us to alter our international tax structure or otherwise create more complexity with respect to tax matters; and
•liability for activities of the acquired company before the acquisition, including intellectual property, commercial, and other litigation claims or disputes, security vulnerabilities, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities.
If we are unable to successfully integrate and manage our strategic transactions, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.
In addition, we have in the past chosen, and may in the future also choose, to divest certain businesses or product lines. For example, in June 2025, we sold our Apps business. As a result of this divestiture, we no longer generate Apps revenue and we may not achieve the desired strategic and financial benefits. Any future divestitures or similar transactions may, among other risks, result in reduced revenue, cause us to incur additional expenses, disrupt third party or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations or any agreement to provide transition services.
We have experienced recent rapid growth, which may not be indicative of our future growth. We may be unable to effectively manage the growth of our business, which could adversely affect our business, financial condition, and results of operations.
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our revenue has grown rapidly, in particular since the launch of Axon AI, our advertising recommendation engine. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies. As we implement additional strategies designed to increase revenue, such as investing in product development, new initiatives, or strategic transactions, we are likely to recognize costs associated with these investments earlier than some of the expected benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we are unable to generate adequate revenue growth and manage our expenses, our margins and profitability may be harmed.
Additionally, the growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and culture. Our future success depends in part on our ability to manage this expanded business. If not managed effectively, this growth could result in the over-extension of our management systems and information technology systems and our internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand and reputation and adversely affect our business, financial condition, and results of operations.
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
If we do not successfully or cost-effectively invest in, protect and enhance our brands and reputation, our business, financial condition, and results of operations could be adversely affected.
We believe that investing in and maintaining our brands and overall reputation is critical to maintaining and creating favorable relationships with, and our ability to attract, new clients and key personnel. In connection with the 2025 launch of our self-serve advertising platform (Axon Ads Manager), we publicly launched our Axon product branding. Increasing awareness of the AppLovin corporate brand and of Axon specifically will depend largely upon our marketing efforts and our ability to successfully differentiate our advertising solutions from the offerings of our competitors. In addition, successfully globalizing and extending our brands requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our advertising solutions, or fail to protect our reputation, our business, financial condition, and results of operations could be adversely affected.
Harm to our brands and reputation can arise from many sources, including actions of our business partners, service disruptions or technical issues, or legal or regulatory scrutiny. Even allegations may harm our reputation and brands and cause the market price of our Class A common stock to decline. We have, from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands, divert management attention and resources, and deter clients or potential clients from using our solutions. If we do not successfully maintain, protect or enhance our brand and reputation, our business could be materially and adversely affected.
Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.
We rely on third parties for various aspects of our business, including demand-side platforms, agencies, advertisers, and publishers who use our advertising solutions. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms may be given access to personal information in order to bid on advertising inventory and in violation of our contracts, and they may misappropriate and engage in unauthorized use of our information, technology or customers' data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps and advertisers in other regulated industries and markets (including alcohol, CBD/hemp, financial services, and health & wellness), each of which imposes additional legal and regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our advertising solutions, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies, which in turn from time to time may cause us to incur losses, impose additional operational costs to protect our platform, trigger additional law enforcement or other inquiries, put our reputation at risk, and otherwise adversely affect our business, financial condition, and results of operations. Further, disruptions in the mobile application industry, or financial markets, economic downturns, and poor business decisions may adversely affect our partners and may increase their propensity to engage in fraud or other unlawful activity which could harm our business or reputation, and they may not be able to honor their obligations to us, or we may cease our arrangements with them.
Additionally, the failure of third-party business partners to provide or maintain adequate services and technologies could result in a disruption to our business operations. While not material to our business to date, we experience from time to time disruptions from third parties with whom we do business, including failure to uphold contractual obligations, violations of our policies and terms of use, and other actions described in this risk. Actions by these third parties may directly or indirectly cause harm to our business, reputation, financial condition and results of operations.
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
We receive, store, and process personal information and other data, including data relating to individuals and households, and certain aspects of our services involve sharing data with demand partners and service providers. Numerous federal, state, and local laws around the world address privacy and the collection, storing, sharing, use, disclosure, deletion, protection, and other processing of personal information and other data, including data relating to individuals and households, the scope of which are changing, subject to differing interpretations, and may be inconsistent between jurisdictions or conflict with other obligations.
Governments and regulatory authorities have proposed and enacted laws and regulations relating to the collection and processing of information concerning consumer behavior, including by restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union ("EU") users, which has created a greater compliance burden and subjects violators to substantial monetary penalties. For example, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from data subjects to collect and use their data for certain purposes, including interest-based advertising. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. Such legislation remains subject to the European Commission's adequacy decision for data transfers. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the impacts of divergent laws and guidance regarding EU and United Kingdom data protection law.
We transfer personal data relating to our employees, clients and their users from the European Economic Area (“EEA”), the United Kingdom, Switzerland, and other jurisdictions to the United States and other countries. Following the invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks by the Court of Justice of the European Union in 2020 and the imposition of additional requirements regarding the use of standard contractual clauses (“SCCs”), cross-border data transfer mechanisms have been subject to heightened regulatory scrutiny, evolving guidance, and legal challenge. The European Commission adopted updated SCCs in 2021, and the United Kingdom has implemented its own contractual transfer mechanisms, which have increased compliance complexity and costs. In July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), and related frameworks for the United Kingdom and Switzerland subsequently became effective. We are certified under these frameworks, where applicable; however, they are subject to ongoing review and potential legal challenge and may be modified, suspended, or invalidated in the future. Regulators in certain European jurisdictions have also taken the position that specific data transfer practices, including the use of certain analytics tools, may result in unlawful transfers of personal data to the United States. If existing data transfer mechanisms are restricted or invalidated, or if additional measures are required, we and our business partners and service providers may need to implement alternative or supplemental safeguards, renegotiate contracts, or modify our operations, which could increase costs, limit our ability to process personal data, disrupt our advertising solutions or other offerings, and expose us and our customers to regulatory investigations or enforcement actions. Similar cross-border data transfer restrictions under other current or future laws such as Brazil’s General Data Protection Law and China’s Personal Information Protection Law may further increase compliance burdens and adversely affect our business, financial condition, and results of operations.
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
Another example of increasingly stringent privacy legislation is California’s passage of the CCPA, which went into effect in 2020, and created new privacy rights for residents, including a private right of action for data breaches. The CPRA went into effect in 2023 and significantly modified the CCPA, increasing compliance complexity and uncertainty. Additionally, other states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which are comprehensive statutes containing obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. Certain of these laws provide for private rights of action, which may increase the likelihood of class action litigation that could also adversely affect our reputation, business, financial condition, and results of operations. The U.S. federal government is also contemplating federal privacy legislation. Our efforts to comply with the CCPA, as modified by the CPRA, and other existing and future legal requirements have required and will continue to require us to devote significant operational resources and incur significant costs and expenses. Our compliance and oversight efforts regarding privacy, data protection, and security require significant time and attention from our management and board of directors.
Further, children’s privacy continues to be a focus of enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. For example, enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR, the CCPA, as modified by the CPRA, and other laws contain their own prohibitions and requirements relating to processing the personal information of children. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”) is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered in other jurisdictions. While our terms of use prohibit publishers and advertisers from using our services in connection with end users who qualify as a “child” under applicable laws or content exclusively designed for or exclusively directed to children under applicable laws and app store policies, and we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy. Additionally, several jurisdictions have enacted or proposed laws imposing new privacy obligations related to health-related personal information beyond traditional medical privacy laws like the Health Insurance Portability and Accountability Act, which laws can broadly define consumer health data and in certain cases include private rights of action. Ongoing developments regarding laws and regulations concerning privacy, information security, data protection, consumer protection, advertising, and other factors that may be relevant to our business may increase compliance burdens, legal risks, and operational costs for us, our clients, and others in the advertising technology ecosystem. We endeavor to comply with applicable industry standards and are subject to the terms of our privacy-related obligations and commitments to clients, end users, and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that laws, policies, legal obligations, or industry codes of conduct may be implemented, modified, or interpreted in manners that could prevent us from offering services to categories of persons, such as residents of a certain jurisdiction, or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our terms of use or privacy policy; with applicable laws, regulations, or legal, contractual, or other actual or asserted obligations to clients or third parties concerning the matters discussed in this risk factor; or any compromise of security that results, or is perceived to result, in the unauthorized release or transfer of personal information or other data may result in governmental enforcement actions or other proceedings, claims, demands, and litigation by private parties, or public statements against us by consumer advocacy groups or others and could cause a loss of trust in us, which could adversely affect our business, financial condition, or results of operations. Additionally, if third parties we work with, such as advertisers, publishers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put personal information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, sanctions, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our advertising solutions grow and evolve, including through the use of and integration of AI technologies, and are used in a greater number of countries and on a larger scale, we may also become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
Furthermore, the growth and development of e-commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. We may also expand into new business opportunities that subject us to additional laws and regulations. As such, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the advertising ecosystem. Any costs incurred as a result of adapting to laws and regulations, or as a result of liability in connection therewith, could adversely affect our business, financial condition, reputation and results of operations.
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
We are subject to the Foreign Corrupt Practices Act (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-corruption and anti-bribery laws applicable in the jurisdictions in which we conduct business. Anti-corruption and anti-bribery laws prohibit companies, their employees, and third party business partners, representatives, and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we continue to expand our business internationally, our risks under these laws increase.
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
We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws and regulations, including implementation of IP address blocking and sanctioned person screening, and continue to evaluate further enhancements to our policies and procedures relating to export control and sanctions compliance. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. If we are found to be in violation of sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses or permits, it can result in significant penalties and government investigations, as well as reputational harm and loss of business. Knowing and willful violations can result in possible incarcerations for responsible employees and managers.
In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes in our advertising solutions, or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. For example, the Chinese government has retaliated, and may continue to retaliate, to recent changes in U.S. tariffs and export controls in ways that could indirectly impact our business. If we are unable to promptly or properly react to new developments in these and other international regions, our business, financial condition, and results of operations could be adversely affected.
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
We are subject to tax laws, regulations, and rulings in the United States and numerous foreign jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, in the tax regimes that we are subject to or operate under could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, the Inflation Reduction Act of 2022, enacted in August 2022, imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. In addition, a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development ("the OECD"), have enacted changes to existing tax laws or new laws that could impact our tax obligations, including a framework that imposes a 15% global minimum tax, which has been implemented into the domestic laws of some non-U.S. jurisdictions, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a "side-by-side" elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of the global minimum tax for fiscal years beginning on or after January 1, 2026. Additionally, the One Big Beautiful Bill Act ("OBBBA"), enacted in July 2025, modifies existing U.S. tax laws, including by permitting the deduction of certain U.S. research and development expenditures and changing the calculation and deductibility of certain provisions related to international income for U.S. federal income tax purposes. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
We may have exposure to greater than anticipated tax liabilities.
Our tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property; the valuation of our intercompany transactions; and our corporate governance structure. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, or determining the location(s) of management and control, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure and intercompany agreements, including through future acquisitions or divestitures, in addition to changes in domestic or international tax laws could impact our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.
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
We collect sales tax and value added taxes in a number of jurisdictions. Sales and use, value added, digital services, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, following the U.S. Supreme Court’s ruling in June of 2018 in South Dakota v. Wayfair, Inc., U.S. states may require an out-of-state seller with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to sales tax to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers, create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.

We may not be able to realize tax savings from our international structure, which could materially and adversely affect our results of operations.
We have implemented an international structure involving our Singapore subsidiary, which may be challenged by tax authorities, and if such challenges are successful, the tax savings we expect to realize could be adversely affected. If additional substantial modifications to our international structure or the way we operate our business are made, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm's-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could materially and adversely affect our financial condition and results of operations.
If we are found liable for content or advertising that is served through our advertising solutions, our business could be adversely affected.
As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties, or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the "DMCA") is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. Similarly, Section 230 of the Communications Decency Act ("Section 230") protects online distribution platforms, such as ours, from actions taken under various laws that might otherwise impose liability on the platform provider for what content creators develop or the actions they take or inspire. Our terms of use and policies also prohibit our clients from using our services to monetize or distribute content that may violate third-party intellectual property rights.
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
In addition, regardless of any legal protections that may limit our liability for the actions of third parties, our clients may not comply with their obligations and we may incur significant legal expenses and other costs if rights holders assert claims, or commence litigation, alleging infringement against our clients and/or us. While we maintain processes and systems for the reporting and removal of infringing content, such prohibitions, processes, and systems may not always be successful. If other developers, licensees, platform providers, business partners, and personnel are influenced by the existence of types of claims or proceedings and are deterred from working with us as a consequence, our ability to maintain or expand our business, including through international expansion plans, could be adversely affected.
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
We are required under GAAP to review our goodwill for impairment at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating a requirement to reevaluate whether our goodwill continues to be recoverable, include a significant decline in the market price of our Class A common stock and our market capitalization, slower growth rates in our industry, underperformance of certain assets, or other material and adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.
We have indebtedness, and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.
As of December 31, 2025, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of December 31, 2025, we did not have outstanding borrowings under the Credit Agreement.
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

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder, CEO, and Chairperson and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2025, the Voting Agreement Parties collectively held approximately 67% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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
The market price of our Class A common stock has been, and could continue to be, volatile, and you could lose all or part of your investment.
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
•actual or perceived significant data privacy or cybersecurity incidents involving our advertising solutions;
•the financial or non-financial metric projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•third-party data published about us or other advertising companies, whether or not such data accurately reflects circumstances;
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
Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law may rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. In the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
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
To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced cybersecurity incidents. For information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, including the risk factor entitled “Security breaches, improper access to or disclosure of our data or client data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.”
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
Our Head of Information Security and Compliance provides periodic and as needed briefings to the Audit Committee regarding our company’s cybersecurity program and information security risks, including any recent AppLovin-related cybersecurity incidents and possible responses, internal and third-party cybersecurity systems testing, third-party risk management, and other topics related to cybersecurity. The Audit Committee provides updates to the Board on such reports. The Company has adopted an escalation process for review of cybersecurity incidents, based on severity level, by an internal cyber task force with oversight by the Audit Committee. In addition, our Head of Information Security and Compliance provides annual briefings to the Board on our cybersecurity program and risks.
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
Securities Litigation
Beginning in early March 2025, certain alleged stockholders filed putative class action complaints against the Company, Adam Foroughi, Matthew Stumpf, and/or Herald Chen asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees. On March 5, 2025, Michael Quiero filed the first complaint against the Company, Adam Foroughi, and Matthew Stumpf in the U.S. District Court for the Northern District of California (the “Northern District of California”); on March 24, 2025, Ben Brownback filed the second complaint in the same court against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (the “Brownback Action”); and on April 17, 2025, the Wayne County Employees’ Retirement System filed the third complaint against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (collectively, the “Securities Complaints”). In May 2025, Michael Quiero and the Wayne County Employees’ Retirement System voluntarily dismissed the complaints they filed in the Northern District of California. The U.S. District Court subsequently appointed lead plaintiffs and lead plaintiffs’ counsel in the Brownback Action, and the lead plaintiffs filed an Amended Complaint on September 12, 2025, adding Basil Shikin as a defendant (the "Amended Complaint"). The Amended Complaint alleges that the defendants made materially false and misleading statements regarding the Company's advertising solutions and financial growth. The Amended Complaint alleges a putative class period running from November 7, 2024 through March 27, 2025. The defendants filed a motion to dismiss the Amended Complaint in November 2025, and a hearing on the defendants’ motion is scheduled in March 2026. We believe that these allegations lack merit and will vigorously contest this action.
Shareholder Derivative Litigation
Beginning in late March 2025, certain alleged shareholders filed shareholder derivative complaints in the Northern District of California against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf (collectively, the “D&O Parties”) alleging claims for violations of Section 14(a) of the Exchange Act, breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (collectively, the “Shareholder Derivative Complaints”). The Shareholder Derivative Complaints also assert claims for contribution under the Exchange Act against Adam Foroughi and Matthew Stumpf and seek unspecified monetary relief, certain declaratory and injunctive relief, restitution, and attorneys’ fees from the D&O Parties. Relying on the Securities Complaints, the Shareholder Derivative Complaints allege that the D&O Parties made materially false and misleading statements regarding our advertising solutions and financial growth. On March 25, 2025, Amit Patel filed the first complaint against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California; and on May 19, 2025, Nathan Smith filed the second complaint against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California. The Shareholder Derivative Complaints have been consolidated and stayed pending resolution of the defendants’ motion to dismiss in the Brownback Action. We believe that these allegations lack merit and will vigorously contest these actions.
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
Holders of Record
As of December 31, 2025, there were approximately 32 stockholders of record of our Class A common stock, 8 stockholders of record of our Class B common stock and no holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. All shares of Class B common stock are beneficially held by Adam Foroughi and Herald Chen, collectively with certain affiliated trusts.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and the S&P 500 Information Technology Index ("S&P IT") through December 31, 2025. The graph assumes $100 was invested at the market close on April 15, 2021, which was the first day our Class A common stock began trading. Data for the S&P 500 and S&P IT assumes reinvestment of dividends. The offering price of our Class A common stock in our initial public offering on April 15, 2021 was $80.00 per share. The graph uses the closing market price on April 15, 2021 of $65.20 per share as the initial value of our Class A common stock.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.
Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
During the three months ended December 31, 2025, we issued restricted stock units ("RSUs") covering 14,810 shares of our Class A common stock under our 2021 Partner Studio Incentive Plan (the "PSIP") and issued 16,335 shares of our Class A common stock upon the vesting and settlement of RSUs issued under our PSIP.
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
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2025	588	$620.79	588	$3,327
November 1 - 30, 2025	72	$617.64	72	$3,282
December 1 - 31, 2025	—	$—	—	$3,282
Total	660		660

(1) In February 2022, our board of directors authorized a share repurchase program to repurchase shares of our Class A common stock. In October 2025, our board of directors authorized an increase to the repurchase program of $3.2 billion, such that an aggregate amount of approximately $3.3 billion remained available for repurchases as of October 31, 2025. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 10—Equity of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.

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
Overview
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end AI-powered advertising solutions for businesses to reach, monetize and grow their global audience. Our scaled business model is intricately linked to the advertising ecosystem, providing a durable competitive advantage. We generate revenue when our advertisers achieve their return on advertising spend targets with our advertising solutions, ensuring that their success directly fuels our growth.
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
Recent Developments
On May 7, 2025, we, along with our subsidiaries Morocco, Inc. and AppLovin GmbH (collectively, the “Sellers”) entered into a Purchase Agreement (the “Agreement”) with Tripledot and its subsidiaries Eton Games Inc. ("Eton") and Tripledot Group Holdings Limited (collectively, with Tripledot, the “Purchasers”) relating to the sale of our Apps business. On June 30, 2025, we and Tripledot entered into an amendment to the Agreement to provide, among other things, that in lieu of the issuance of a secured promissory note by Eton to us or our designated affiliate to fund a portion of the full Cash Consideration (as defined in the Agreement), Tripledot may elect to pay such amount in cash.
On June 30, 2025, we consummated the sale of the Apps business to the Purchasers for $400 million in cash, subject to closing adjustments, and equity consideration representing approximately 20% of Tripledot’s fully-diluted equity at the time of closing. No promissory note was issued as part of the transaction. Following the sale of the Apps business, we operate as a single operating and reportable segment. Results related to our Apps business are presented as discontinued operations in our consolidated financial statements. See Note 2—Summary of Significant Accounting Policies and Note 3 – Discontinued Operations of the Notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Our Business Model
We primarily generate revenue from fees paid by advertisers who use our advertising solutions to grow and monetize their content. We are able to grow our revenue by improving our various technologies, including improvements to our Axon AI recommendation engine.
Advertising clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Meta and Google. We see multiple opportunities to gain new clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
Our advertising solutions include Axon Ads Manager, MAX, Adjust, and Wurl. Clients use Axon Ads Manager to automate, optimize, and manage their user acquisition investments. They set marketing and user growth goals, and Axon Ads Manager optimizes their ad spend in an effort to achieve their return on advertising spend targets and other marketing objectives. Axon Ads Manager comprises the vast majority of revenue. The revenue we generate from Axon Ads Manager is determined dynamically based on advertisers’ campaign goals.
Advertising networks use MAX to optimize purchases of app advertising inventory. The MAX tool provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of client spend. As more advertising networks move to in-app real-time bidding, we expect growth in the adoption of, and revenue from, MAX.
Advertising clients use Adjust's measurement and analytics marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.

Advertising clients use Wurl's CTV platform to distribute streaming video, maximize revenue, and acquire and retain viewers or subscribers. Revenue from Wurl is primarily generated from content companies, streamers, and advertisers, typically on a usage-based and/or CPM model.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income adjusted for loss from discontinued operations, net of income taxes, interest expense and loss on settlement of debt, other income, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation, transaction-related expense, restructuring costs, and non-operating foreign exchange (gain) loss, as well as certain other items that we believe are not reflective of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for 2025, 2024, and 2023, and a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except percentages)
Revenue	$5,480,717	$3,224,058	$1,841,762
Net income	3,333,751	1,579,776	356,711
Net margin	60.8%	49.0%	19.4%
Loss from discontinued operations, net of income taxes	99,444	9,748	101,115
Net income from continuing operations	3,433,195	1,589,524	457,826
Net margin from continuing operations	62.6%	49.3%	24.9%
Adjusted as follows:
Interest expense and loss on settlement of debt	207,016	317,209	273,508
Other income, net[1]	(15,694)	(23,396)	(4,729)
Provision for income taxes	519,715	22,419	43,776
Amortization, depreciation and write-offs	130,724	128,791	119,152
Non-operating foreign exchange (gain) loss	(3,949)	1,642	837
Stock-based compensation	207,958	357,431	342,551
Transaction-related expense	27,579	885	1,047
Restructuring costs	5,908	17,259	2,316
Adjusted EBITDA	$4,512,452	$2,411,764	$1,236,284
Adjusted EBITDA margin	82.3%	74.8%	67.1%

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
The following table provides our Free Cash Flow for 2025, 2024, and 2023, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$3,971,094	$2,099,011	$1,061,510
Less:
Purchase of property and equipment	(473)	(4,776)	(4,246)
Principal payments of finance leases	(18,669)	(20,875)	(20,170)
Free Cash Flow	$3,951,952	$2,073,360	$1,037,094
Net cash provided by (used in) investing activities	$358,428	$(106,754)	$(77,829)
Net cash used in financing activities	$(2,593,069)	$(1,749,844)	$(1,562,791)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our advertising solutions to enhance their effectiveness and value proposition for our clients. We expect to continue to invest in our technology and solutions and to incur related costs, including costs to attract and retain critical engineering talent, such as stock-based compensation, as well as datacenter costs as we continue to launch enhancements to our Axon AI recommendation engine. We believe investments in our technology will further improve effectiveness for advertisers. Our investments will also allow us to continue to enter into and expand into new verticals outside of gaming, such as e-commerce and CTV. We also continue to opportunistically explore strategic transactions related to our advertising solutions and the expansion of the markets we serve.
Attract and retain clients
We rely on existing clients for a significant portion of our revenue. As we improve our advertising solutions, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. We believe there is significant room for us to further expand our relationships with existing clients and increase their usage of our advertising solutions, as well as to onboard new clients both inside and outside of mobile gaming. We expect to continue to invest in sales and marketing to enhance awareness of the Axon brand and drive new client acquisition.
Changes to the mobile app and advertising ecosystems
Our business and results of operations are and will continue to be impacted by industry factors that drive the overall performance and growth of the mobile app and advertising ecosystems. Mobile app developers rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute apps, collect payments made for in-app purchases, and target users with relevant advertising. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our advertising solutions to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made to the policies of these third party platforms can drive rapid change across the mobile app and advertising ecosystems. Both the Apple App Store and Google Play Store have made various changes to their policies in recent years, as further discussed in the section titled “Risk Factors–Risks Related to Our Business, Operations and Industry–-If third-party platforms change their policies in a way that harms our business, including the design and effectiveness of our advertising solutions, our business, financial condition, and results of operations could be adversely affected.” The mobile app and advertising ecosystems also continue to be subject to an evolving legal and regulatory landscape, including with respect to data protection, privacy, and AI. We must continue to innovate and stay ahead of developments in the advertising and mobile app ecosystems in order for our business to succeed and our results of operations to continue to improve.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees collected from advertisers spending on Axon Ads Manager, which are determined dynamically based on advertisers’ campaign goals. Revenue from other services was not material. Revenue does not include the results of our former Apps business, which is classified as discontinued operations.

Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of amortization of acquired technology-related intangible assets, amortization of finance lease right-of-use assets related to certain servers and networking equipment and datacenter costs related primarily to third-party cloud computing services.
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
Research and development. Research and development expenses consist primarily of product development costs, including personnel-related expenses such as salaries, employee benefits, and stock-based compensation for employees engaged in research and development activities, professional services costs, consulting costs, and allocated facilities and information technology costs.
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

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024, as well as a comparison for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The following tables summarize our historical consolidated statement of operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$5,480,717	$3,224,058	$1,841,762
Costs and expenses
Cost of revenue[1,2]	665,140	520,613	356,613
Sales and marketing[1,2]	203,651	252,863	228,025
Research and development[1]	226,510	374,710	333,781
General and administrative[1]	233,502	164,916	150,932
Total costs and expenses	1,328,803	1,313,102	1,069,351
Income from operations	4,151,914	1,910,956	772,411
Other income (expense):
Interest expense and loss on settlement of debt	(207,016)	(317,209)	(273,508)
Other income, net	8,012	18,196	2,699
Total other expense, net	(199,004)	(299,013)	(270,809)
Income before income taxes	3,952,910	1,611,943	501,602
Provision for income taxes	519,715	22,419	43,776
Net income from continuing operations	3,433,195	1,589,524	457,826
Loss from discontinued operations, net of income taxes	(99,444)	(9,748)	(101,115)
Net income	$3,333,751	$1,579,776	$356,711
_______
1 Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$1,425	$4,799	$3,834
Sales and marketing	34,055	76,824	69,903
Research and development	114,463	229,577	216,236
General and administrative	58,015	46,231	52,578
Total stock-based compensation	$207,958	$357,431	$342,551
_______
2 Includes amortization expense related to intangible assets as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$42,300	$38,220	$36,983
Sales and marketing	55,104	54,628	54,556
Total amortization expense related to intangible assets	$97,404	$92,848	$91,539

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue1:

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Costs and expenses
Cost of revenue	12%	16%	19%
Sales and marketing	4%	8%	12%
Research and development	4%	12%	18%
General and administrative	4%	5%	8%
Total costs and expenses	24%	41%	58%
Income from operations	76%	59%	42%
Other income (expense):
Interest expense and loss on settlement of debt	(4)%	(10)%	(15)%
Other income, net	—%	1%	—%
Total other expense, net	(4)%	(9)%	(15)%
Income before income taxes	72%	50%	27%
Provision for income taxes	9%	1%	2%
Net income from continuing operations	63%	49%	25%
Loss from discontinued operations, net of income taxes	(2)%	—%	(5)%
Net income	61%	49%	19%
_______
1 Totals of percentages of revenue may not foot due to rounding.

Comparison of Our Results of Operations for the Twelve Months Ended December 31, 2025, 2024, and 2023
Revenue

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Revenue	$5,480,717	$3,224,058	$1,841,762	70%	75%
For the twelve months ended December 31, 2025, our revenue increased by $2.3 billion, or 70%, from the prior year period primarily due to improved Axon Ads Manager performance, where the volume of installations increased 3% and net revenue per installation increased 72% compared to the prior year period.
For the twelve months ended December 31, 2024, our revenue increased by $1.4 billion, or 75%, from the prior year period primarily due to improved Axon Ads Manager performance, where the volume of installations increased 50% and net revenue per installation increased 22% compared to the prior year period.
Cost of revenue

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Cost of revenue	$665,140	$520,613	$356,613	28%	46%
Percentage of revenue	12%	16%	19%
Cost of revenue in 2025 increased by $144.5 million, or 28%, compared to 2024, due primarily to an increase of $150.2 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in 2024 increased by $164.0 million, or 46%, compared to 2023, due primarily to an increase of $141.3 million in expenses associated with operating our network infrastructure driven by the growth in our operations.

Sales and marketing

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Sales and marketing	$203,651	$252,863	$228,025	(19)%	11%
Percentage of revenue	4%	8%	12%
Sales and marketing expenses in 2025 decreased by $49.2 million, or 19%, compared to 2024 due primarily to a decrease of $57.1 million in personnel-related expenses related to a decrease in stock-based compensation related payroll costs and a reduction in headcount.
Sales and marketing expenses in 2024 increased by $24.8 million, or 11%, compared to 2023 due primarily to an increase of $12.8 million in personnel-related expenses related to an increase in stock-based compensation related payroll costs and an increase of $4.8 million in marketing costs.
Research and development

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Research and development	$226,510	$374,710	$333,781	(40)%	12%
Percentage of revenue	4%	12%	18%
Research and development expenses in 2025 decreased by $148.2 million, or 40%, compared to 2024, due primarily to a decrease of $151.1 million in personnel-related expenses related to a decrease in stock-based compensation related payroll costs.
Research and development expenses in 2024 increased by $40.9 million, or 12%, compared to 2023, due primarily to an increase of $39.8 million in personnel-related expenses related to an increase in stock-based compensation related payroll costs.
General and administrative

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
General and administrative	$233,502	$164,916	$150,932	42%	9%
Percentage of revenue	4%	5%	8%
General and administrative expenses in 2025 increased by $68.6 million, or 42% compared to 2024, due primarily to an increase of $31.6 million in professional services costs primarily associated with transaction support and an increase of $24.5 million in bad debt expense primarily related to new initiatives.
General and administrative expenses in 2024 increased by $14.0 million, or 9% compared to 2023, due primarily to an increase of $9.5 million in indirect tax costs and an increase of $5.5 million in personnel-related expenses related to an increase in stock-based compensation related payroll costs, partially offset by a decrease of $6.3 million in bad debt expense.
Interest expense and loss on settlement of debt

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Interest expense and loss on settlement of debt	$(207,016)	$(317,209)	$(273,508)	(35)%	16%
Percentage of revenue	(4)%	(10)%	(15)%
In 2025, interest expense and loss on settlement of debt decreased by $110.2 million, or 35%, compared to 2024. Interest expense decreased $78.7 million as a result of lower interest rates under our senior unsecured notes compared to the interest rates under our prior credit agreement. The decrease was also due to a loss on extinguishment of debt of $28.4 million in the prior year period.
In 2024, interest expense and loss on settlement of debt increased by $43.7 million, or 16%, compared to 2023. This increase was due to loss on extinguishment of debt of $28.4 million in 2024. In addition, the prior year period included a net gain of $15.8 million related to interest rate swaps.

Other income, net

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Other income, net	$8,012	$18,196	$2,699	(56)%	**
Percentage of revenue	—%	1%	—%

** Not meaningful
In 2025, other income, net decreased by $10.2 million compared to 2024, due primarily to a net fair value remeasurement loss of $34.8 million related to our investments in non-marketable equity securities in the current period and an increase in net foreign currency losses of $2.5 million. This is partially offset by an increase in interest income of $18.2 million driven by an increase in cash and a decrease in certain third-party costs of $6.6 million incurred in connection with the refinancing of term loans in the prior year period.
In 2024, other income, net increased by $15.5 million compared to 2023. The increase was primarily due to the loss on fair value remeasurement of $24.2 million from the impairment of non-marketable equity securities in the prior year period, partially offset by a decrease in interest income of $9.1 million due to a reduction in average cash balances held during the period.
Provision for Income Taxes

	Year Ended December 31,			2024 to 2025 % change	2023 to 2024 % change
	2025	2024	2023
	(in thousands, except percentages)
Provision for income taxes	$519,715	$22,419	$43,776	**	**
Percentage of revenue	9%	1%	2%

** Not meaningful
In 2025, provision for income taxes increased by $497.3 million compared to 2024. The increase in tax provision was primarily driven by higher pre-tax book income, global minimum tax, a decrease in stock-based compensation benefits, and a decrease in research and development credits, partially offset by an increase in deduction benefits related to foreign-derived intangible income.
In 2024, provision for income taxes decreased by $21.4 million compared to 2023. The decrease in tax provision was primarily driven by an increase in stock-based compensation benefits, an increase in research and development credits, and a favorable shift in jurisdictional mix partially offset by higher pre-tax book income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We evaluated the provisions of OBBBA effective in 2025 and its impact on the consolidated financial statements was immaterial.

Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $2.5 billion, consisting primarily of cash held in checking and interest-bearing deposit accounts, as well as investments in money market funds. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under our 2024 Credit Agreement that provides for a $1.0 billion unsecured revolving credit facility, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our stock repurchases. In addition, we may enter into additional strategic investments in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate, or we may opportunistically seek additional financing. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated (all periods include cash flows from continuing and discontinued operations):

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$3,971,094	$2,099,011	$1,061,510
Net cash provided by (used in) investing activities	$358,428	$(106,754)	$(77,829)
Net cash used in financing activities	$(2,593,069)	$(1,749,844)	$(1,562,791)
Operating Activities
Net cash provided by operating activities was $4.0 billion for 2025, primarily consisting of $3.3 billion of net income, adjusted for certain non-cash items, such as $210.4 million of stock-based compensation, $194.8 million of amortization, depreciation and write-offs, $188.9 million of goodwill impairment, $50.0 million of impairment of non-marketable equity securities, and a net increase in the operating assets and liabilities of $77.9 million, partially offset by a gain from the divestiture of our Apps business, net of transaction costs, of $106.2 million.
Net cash provided by operating activities was $2.1 billion for 2024, primarily consisting of $1.6 billion of net income, adjusted for certain non-cash items, such as $448.7 million of amortization, depreciation and write-offs, and $369.4 million of stock-based compensation, partially offset by a net decrease in the operating assets and liabilities of $349.5 million.
The improvement in cash flows from operating activities during 2025 compared to 2024 was primarily due to an increase in cash collection from our customers driven by revenue growth and a decrease of interest payments on debt as a result of lower interest rates, partially offset by higher cash operating expenses primarily associated with operating our network infrastructure, as well as higher income tax payments due to revenue growth.
Investing Activities
Net cash provided by investing activities was $358.4 million for 2025, primarily driven by $407.3 million in proceeds from the divestiture of our Apps business, net of cash divested, which were partially offset by $28.3 million related to purchase of intangible assets and $20.2 million in purchases of non-marketable equity securities.
Net cash used in investing activities was $106.8 million for 2024, primarily consisting of $77.0 million in purchases of non-marketable equity securities and $25.6 million related to purchase of intangible assets.
Financing Activities
Net cash used in financing activities was $2.6 billion for 2025, primarily driven by $2.2 billion in stock repurchases under our share repurchase program and $392.4 million in payments for withholding taxes related to the net share settlement of equity awards.
Net cash used in financing activities was $1.7 billion for 2024, primarily consisting of $4.2 billion in principal repayments of debt, $1.1 billion in payments for withholding taxes related to net share settlement of equity awards, and $981.3 million of stock repurchases, partially offset by $4.6 billion of proceeds from issuance of debt.
Credit Agreement
Our unsecured revolving credit facility under the 2024 Credit Agreement provides for up to $1.0 billion of borrowing capacity and matures on December 5, 2029, with the option for two one-year extensions, subject to the terms of the agreement. In March 2025, we borrowed $200.0 million under the facility to fund share repurchases and we repaid $100.0 million in April 2025 and the remaining $100.0 million in May 2025. As of December 31, 2025, $1.0 billion remained available for borrowing under the facility. For additional information, see Note 9—Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Long-term Debt
As of December 31, 2025, we had $3.6 billion of senior unsecured notes outstanding, issued in multiple series that mature between 2029 and 2054 and bear fixed annual interest rates ranging from 5.125% to 5.950%. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2025. For additional information, see Note 9—Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Repurchase Program
In 2025, we repurchased and retired 5.5 million shares of Class A common stock for $2.2 billion and our board of directors authorized an incremental increase to our stock repurchase program totaling $3.2 billion. As of December 31, 2025, $3.3 billion remained available for repurchases under the program. The program has no expiration date, does not obligate us to repurchase any specific amount of stock, and may be modified, suspended, or terminated at any time at our discretion. For additional information, see Note 10—Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contractual Obligations
As of December 31, 2025, we had non-cancelable purchase obligations of $702.8 million, primarily related to an agreement for third-party cloud computing services, of which $398.5 million is payable within twelve months. For additional information, see Note 6—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2025, we had non-cancelable lease payment obligations of $173.9 million, consisting of $140.3 million for server and network equipment leases and $33.7 million for office leases, of which $37.7 million is payable within twelve months. For additional information, see Note 8—Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Taxes
As of December 31, 2025, our long-term income tax liabilities include $64.2 million related to the uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates based on assumptions that are believed to be reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
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
The qualitative evaluation considers factors such as financial performance, macroeconomic conditions, industry trends, and other relevant events that may impact a reporting unit or asset group. If qualitative assessments suggest a potential impairment, we proceed with a quantitative assessment, which involves significant estimates and assumptions including projected future cash flows, risk-adjusted discount rates, economic and market conditions, and appropriate market comparables, among others. Additionally, we apply judgment and assumptions in allocating shared assets and liabilities to determine the carrying values of each reporting unit or asset group. Furthermore, we review and reassess the estimated remaining useful lives of intangible assets if significant events or changes in circumstances indicate a need to revise the remaining amortization periods.
Equity Method Investments
We account for investments under the equity method when we have the ability to exercise significant influence, but not control, over the financial and operating policies of an investee, unless the fair value option is elected. Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the investee’s net income or loss and the amortization of basis differences arising from the excess of investment cost over our share of the investee’s underlying net assets. We record our share of the investee’s results and related basis difference amortization one quarter in arrears in other income (expense), net in our consolidated statements of operations.
We evaluate equity method investments for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable and record an impairment loss when a decline in fair value below carrying value is determined to be other than temporary. Indicators of potential impairment include, among other factors, the investee’s financial results and operating trends, implied values from transactions involving the investee’s securities, the severity and duration of any decline in value, and our intent and ability to hold the investment. If an impairment is determined to be other than temporary, we determine the investment’s fair value and record an impairment charge for the difference between fair value and carrying value. Determining fair value, particularly for investments in privately held companies, requires significant judgment and the use of estimates and assumptions. Changes in these estimates and assumptions could affect the fair value determination and the amount of any impairment charges.
Stock-Based Compensation
We measure and recognize stock-based compensation for share-based awards, primarily including restricted stock units ("RSUs"), performance-based RSUs with both service and market-based conditions, stock options and stock purchase rights granted under the Employee Stock Purchase Plan, based on the grant-date fair value of the awards. To estimate the grant-date fair value, we may use different valuation models such as the Black-Scholes option valuation model or the Monte Carlo valuation model that require various assumptions including, among others, the expected stock price volatility, the risk-free interest rate, the expected dividend yield, the discount for awards subject to post-vesting restrictions.
Income Taxes
Significant management judgment is required in determining our provision for income taxes, including the determination of deferred tax assets and liabilities. We consider both positive and negative evidence regarding the realizability of deferred tax assets in assessing the need for valuation allowances, and if necessary, adjust the valuation allowance so that the net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized.
In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition. We consider changes in facts and circumstances, such as new regulations or recent judicial opinions, as well as the status of audit activities by taxing authorities.
While we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes and the effective tax rate in the period in which such determination is made.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this Annual Report on 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates and foreign exchange.
Interest Rate Fluctuation Risk
As of December 31, 2025, we had unrestricted cash and cash equivalents of $2.5 billion. A hypothetical 100 basis point increase in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents.
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
For additional information, see Note 9—Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
Translation Exposure
We are exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translating adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss), which is part of stockholders’ equity. We are also exposed to fluctuations in our net income as a result of transaction gains or losses related to remeasuring monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Accordingly, changes in exchange rates may negatively affect our future revenue and other results of operations as expressed in U.S. dollars. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. Foreign currency transaction gains and losses were not material for the year ended December 31, 2025, 2024, or 2023.

Item 8. Financial Statements and Supplementary Data
APPLOVIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AppLovin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AppLovin Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
In October 2025, the Company granted performance-based restricted stock units ("PSUs") which are eligible to vest based on the achievement of certain market capitalization targets and the satisfaction of service conditions. The grant date fair value of the PSUs was $410.5 million.
A Monte Carlo simulation model was utilized to determine the grant date fair value. The Monte Carlo simulation model utilized the market capitalization of the Company on the date of grant, expected volatility, risk-free interest rate, discount for awards subject to post-vesting restrictions, and dividend yield to calculate the grant date fair value. The valuation assumptions used in the Monte Carlo simulation model had a significant effect on the grant date fair value of the PSUs.
Given the level of judgement involved by management in developing certain of the valuation assumptions and their use of a specialist to determine the grant date fair value of the PSUs and the derived service period, our audit procedures required a high degree of auditor judgement and increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the PSUs included the following, among others:
◦We tested the design and operating effectiveness of the Company’s internal controls over the determination of the grant date fair value of the PSUs.

◦We inquired with management regarding the valuation assumptions used in the determination of the grant date fair value of the PSUs.
◦We tested the accuracy of underlying data inputs in the Monte Carlo simulation model, such as grant date, quantity of awards granted, and vesting conditions, among others, back to source documents, such as PSU grant agreements.
◦We evaluated the qualifications of the Company's specialists by assessing their certifications and determining whether they meet the qualifications necessary to perform independent PSU valuations.
◦With the assistance of our fair value specialists, we evaluated management’s valuation of the PSUs and the derived service period by:
I.Evaluating the Monte Carlo simulation model methodology and the reasonableness of the valuation assumptions, including cost of equity, expected volatility, risk-free interest rate, discount for awards subject to post-vesting restrictions, and dividend yield.
II.Independently developing a Monte Carlo simulation model using independently calculated valuation assumptions.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 19, 2026

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AppLovin Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AppLovin Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 19, 2026

AppLovin Corporation
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,487,096	$697,030
Accounts receivable, net	1,819,366	1,283,335
Prepaid expenses and other current assets	124,330	140,470
Current assets of discontinued operations	—	191,355
Total current assets	4,430,792	2,312,190
Property and equipment, net	122,445	159,970
Operating lease right-of-use assets	25,457	36,473
Goodwill	1,539,986	1,457,685
Intangible assets, net	396,714	472,851
Equity method investments	287,666	—
Other assets	456,550	492,841
Non-current assets of discontinued operations	—	937,249
Total assets	$7,259,610	$5,869,259
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$746,977	$504,302
Accrued and other current liabilities	572,868	401,531
Operating lease liabilities, current	13,943	14,526
Current liabilities of discontinued operations	—	137,113
Total current liabilities	1,333,788	1,057,472
Long-term debt	3,512,987	3,508,983
Operating lease liabilities, non-current	17,811	31,101
Other non-current liabilities	260,353	180,471
Non-current liabilities of discontinued operations	—	1,414
Total liabilities	5,124,939	4,779,441
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00003 par value—100,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000 (Class A 1,500,000, Class B 200,000, Class C 150,000) shares authorized, 338,313 (Class A 307,955, Class B 30,358, Class C nil) and 340,042 (Class A 309,353, Class B 30,689, Class C nil) shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	11
Additional paid-in capital	446,550	593,699
Accumulated other comprehensive loss	(46,987)	(103,096)
Retained earnings	1,735,097	599,204
Total stockholders’ equity	2,134,671	1,089,818
Total liabilities and stockholders’ equity	$7,259,610	$5,869,259

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$5,480,717	$3,224,058	$1,841,762
Costs and expenses:
Cost of revenue	665,140	520,613	356,613
Sales and marketing	203,651	252,863	228,025
Research and development	226,510	374,710	333,781
General and administrative	233,502	164,916	150,932
Total costs and expenses	1,328,803	1,313,102	1,069,351
Income from operations	4,151,914	1,910,956	772,411
Other income (expense):
Interest expense and loss on settlement of debt	(207,016)	(317,209)	(273,508)
Other income, net	8,012	18,196	2,699
Total other expense, net	(199,004)	(299,013)	(270,809)
Income before income taxes	3,952,910	1,611,943	501,602
Provision for income taxes	519,715	22,419	43,776
Net income from continuing operations	3,433,195	1,589,524	457,826
Loss from discontinued operations, net of income taxes	(99,444)	(9,748)	(101,115)
Net income	$3,333,751	$1,579,776	$356,711

Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$10.13	$4.71	$1.29
Discontinued operations	(0.29)	(0.03)	(0.28)
Basic net income per share	$9.84	$4.68	$1.01

Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$10.04	$4.56	$1.26
Discontinued operations	(0.29)	(0.03)	(0.28)
Diluted net income per share	$9.75	$4.53	$0.98

Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	338,781	336,922	351,952
Diluted	341,970	347,808	362,589

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$3,333,751	$1,579,776	$356,711
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	56,109	(37,822)	18,108
Other comprehensive income (loss), net of tax	56,109	(37,822)	18,108
Comprehensive income	$3,389,860	$1,541,954	$374,819

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	373,874	$11	$3,155,748	$(83,382)	$(1,169,700)	$1,902,677
Stock issued in connection with equity awards	20,320	—	25,998	—	—	25,998
Shares withheld related to net share settlement of equity awards	(7,642)	—	(246,435)	—	—	(246,435)
Repurchase of Class A common stock	(46,665)	—	(1,153,593)	—	—	(1,153,593)
Stock-based compensation	—	—	352,863	—	—	352,863
Other comprehensive income, net of tax	—	—	—	18,108	—	18,108
Net income	—	—	—	—	356,711	356,711
Balances as of December 31, 2023	339,887	$11	$2,134,581	$(65,274)	$(812,989)	$1,256,329
Stock issued in connection with equity awards	25,821	—	55,596	—	—	55,596
Shares withheld related to net share settlement of equity awards	(9,585)	—	(1,152,131)	—	—	(1,152,131)
Repurchase of Class A common stock	(16,081)	—	(813,714)	—	(167,583)	(981,297)
Stock-based compensation	—	—	369,367	—	—	369,367
Other comprehensive loss, net of tax	—	—	—	(37,822)	—	(37,822)
Net income	—	—	—	—	1,579,776	1,579,776
Balances as of December 31, 2024	340,042	$11	$593,699	$(103,096)	$599,204	$1,089,818
Stock issued in connection with equity awards	4,672	—	25,329	—	—	25,329
Shares withheld related to net share settlement of equity awards	(890)	—	(382,899)	—	—	(382,899)
Repurchase of Class A common stock	(5,511)	—	—	—	(2,197,858)	(2,197,858)
Stock-based compensation	—	—	210,421	—	—	210,421
Other comprehensive income, net of tax	—	—	—	56,109	—	56,109
Net income	—	—	—	—	3,333,751	3,333,751
Balances as of December 31, 2025	338,313	$11	$446,550	$(46,987)	$1,735,097	$2,134,671

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$3,333,751	$1,579,776	$356,711
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation and write-offs	194,778	448,680	489,008
Goodwill impairment	188,943	—	—
Stock-based compensation, excluding cash-settled awards	210,421	369,367	363,107
Gain on divestiture, net of transaction costs	(106,229)	—	—
Impairment of investments	50,000	—	27,953
Loss on settlement of debt	—	28,375	4,337
Change in operating right-of-use assets	12,295	12,689	17,842
Other	9,213	9,663	11,226
Changes in operating assets and liabilities:
Accounts receivable	(542,219)	(467,028)	(261,279)
Prepaid expenses and other assets	134,658	(185,331)	(133,968)
Accounts payable	232,486	189,585	98,574
Operating lease liabilities	(15,229)	(14,106)	(18,612)
Accrued and other liabilities	268,226	127,341	106,611
Net cash provided by operating activities	3,971,094	2,099,011	1,061,510
Investing Activities
Purchase of intangible assets	(28,318)	(25,553)	(63,899)
Purchase of non-marketable equity securities	(20,178)	(76,983)	(17,934)
Proceeds from divestiture, net of cash divested	407,297	—	—
Other investing activities	(373)	(4,218)	4,004
Net cash provided by (used in) investing activities	358,428	(106,754)	(77,829)
Financing Activities
Repurchases of common stock	(2,191,944)	(981,297)	(1,153,593)
Payments of withholding taxes related to net share settlement	(392,410)	(1,143,525)	(246,435)
Principal repayments of debt	(200,000)	(4,225,223)	(497,994)
Payments of deferred acquisition costs	—	—	(33,903)
Principal payments of finance leases	(18,669)	(20,875)	(20,170)
Payments of licensed asset obligation	(13,532)	—	(27,110)
Payments of debt issuance cost	(1,843)	(35,563)	(4,655)
Proceeds from issuance of debt	200,000	4,614,841	395,281
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	25,329	41,798	25,788
Net cash used in financing activities	(2,593,069)	(1,749,844)	(1,562,791)
Effect of foreign exchange rate on cash and cash equivalents	9,232	(3,154)	778
Net increase in cash and cash equivalents, including cash classified within current assets of discontinued operations	1,745,685	239,259	(578,332)
Less: net decrease in cash classified within current assets of discontinued operations	(44,381)	—	—
Net (decrease) increase in cash and cash equivalents	1,790,066	239,259	(578,332)
Cash and cash equivalents at beginning of the period	697,030	502,152	1,080,484
Cash and cash equivalents at end of the period	$2,487,096	$741,411	$502,152

See Accompanying Notes to Consolidated Financial Statements.

AppLovin Corporation
Consolidated Statement of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental non-cash investing and financing activities disclosures:
Non-cash consideration received from divestiture	$285,000	$—	$—
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$(28,570)	$26,325	$119,911
Accrued withholding taxes related to net share settlement of restricted stock units	$—	$8,606	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$194,843	$67,332	$75,433
Cash paid for interest	$198,788	$270,615	$248,828

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Consolidated financial statements include accounts and operations of the Company and its wholly owned subsidiaries. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation, the Company is also required to consolidate any variable interest entities ("VIE") when it is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with all VIEs on an ongoing basis. All intercompany transactions and balances have been eliminated upon consolidation.
Certain prior period amounts reported in the Company's consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation where applicable.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to valuation of long-lived assets and their associated estimated useful lives, valuation of goodwill, valuation of non-marketable equity securities, valuation of equity method investments, income taxes, stock-based compensation, and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Apps Business Divestiture—On May 7, 2025, the Company and its subsidiaries Morocco, Inc. and AppLovin GmbH entered into a purchase agreement with Tripledot and its subsidiaries Eton Games Inc. and Tripledot Group Holdings Limited to sell the equity interests of certain wholly-owned subsidiaries that operated the Company’s Apps business (the “Apps Business”). The sale was completed on June 30, 2025. The Company determined that the divestiture of the Apps Business met the criteria for presentation as discontinued operations in the second quarter of the year ended December 31, 2025, as it represented a strategic shift that had a major impact on the Company’s operations and financial results. Accordingly, the results of the Apps Business, including the gain on divestiture, are reported as discontinued operations in the consolidated statements of operations, and as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities of the Apps Business were reclassified as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2024. The consolidated statements of cash flows continue to be presented on a consolidated basis for both continuing and discontinued operations. Certain costs previously allocated to the Apps Business for segment reporting purposes do not meet the criteria for classification within discontinued operations, and as such, these costs were reallocated to continuing operations. In addition, historical intercompany balances and transactions between the Company and the divested Apps Business that were eliminated in consolidation were not included in the results of either continuing or discontinued operations. Unless otherwise indicated, all references in the notes to the consolidated financial statements relate to continuing operations. See Note 3—Discontinued Operations for additional information.
Segment Reporting—Following the divestiture of the Apps Business, the Company has determined that it currently operates as a single operating and reportable segment at the consolidated level. Prior period segment results and related disclosures have been recast to conform to the current period segment presentation. See Note 14—Segment and Geographic Information for further details.
Equity Method Investments—The Company accounts for investments under the equity method when it has the ability to exercise significant influence, but not control, over the financial and operating policies of an investee, unless the fair value option is elected. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and the amortization of basis differences resulting from the excess of the investment cost over the Company’s share of the investee’s underlying net assets. The Company records its share of the investee’s results and any related basis difference amortization one quarter in arrears in other income (expense), net in the consolidated statements of operations. The Company evaluates equity method investments for impairment on an ongoing basis and records an impairment loss when a decline in fair value below carrying value is determined to be other than temporary.
In connection with the sale of its Apps Business, the Company received 596.9 million ordinary shares of Tripledot,

representing approximately a 22% ownership interest, with an estimated fair value of $285.0 million at the acquisition date. The Company accounts for this investment under the equity method. The Company’s share of Tripledot’s income and related basis difference amortization was not material for the year ended December 31, 2025. See Note 3—Discontinued Operations and Note 15—Related Party Transactions for additional information.
Revenue from Contracts with Customers—The Company generates substantially all of its revenue from Axon Ads Manager, the Company's AI-powered advertising solution that matches advertiser demand with publisher supply of advertising inventory through auctions at vast scale and microsecond-level speeds. The Company’s performance obligation is to provide customers with access to its advertising solution, which facilitates the advertisers’ purchase of advertising inventory from publishers on an impression or action basis.
The Company does not control the advertising inventory prior to its transfer to the advertiser because it does not have the substantive ability to direct the use of, or obtain substantially all of the remaining benefits from, the advertising inventory. In addition, the Company is not primarily responsible for fulfillment. Therefore, the Company is an agent in these arrangements and presents revenue net of advertising inventory costs.
The transaction price is determined dynamically based on advertisers’ campaign goals, less consideration paid or payable to publishers. Revenue is recognized for impression-based arrangements when an ad impression is delivered; for action-based arrangements, when the specified action (such as a click or install) occurs.
The Company’s terms and conditions generally stipulate payment terms of 30 days after the end of the month. Substantially all of the Company's contracts with customers are cancelable at any time.
Revenue from other services was not material for any period presented.
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue—Revenue disaggregated by geography, based on user location, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$2,827,248	$1,726,202	$1,015,897
Rest of the world	2,653,469	1,497,856	825,865
Total revenue	$5,480,717	$3,224,058	$1,841,762
Cash and Cash Equivalents—Cash and cash equivalents primarily consist of cash held in checking and interest-bearing deposit accounts as well as investments in money market funds. The Company classifies highly liquid investments with original maturities of 90 days or less from the date of purchase as cash equivalents.
Non-Marketable Equity Investments—Non-marketable equity securities are investments without readily determinable fair values. For investments that qualify for the net asset value (“NAV”) practical expedient, the Company estimates fair value based on their NAV. All other non-marketable equity securities are accounted for under the measurement alternative and recorded at cost, less any impairment, plus or minus changes resulting from qualifying observable price changes. An impairment loss is recognized when events or circumstances indicate a decline in value. Non-marketable equity securities are included in other assets in the consolidated balance sheets, and changes in carrying amount are included in other income (expense) net in the consolidated statements of operations. See Note 4—Financial Instruments and Fair Value Measurements for additional information.
Accounts Receivable, net—The Company records accounts receivable at the invoiced amount, net of allowance for potentially uncollectible amounts. The Company reviews accounts receivable periodically and estimates the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2025 and 2024, the allowance for uncollectible amounts was not material.
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
Financial assets measured at fair value on a recurring basis include investments in money market funds and non-marketable equity securities in private equity funds measured using the NAV practical expedient. Financial assets measured at fair value on a nonrecurring basis include non-marketable equity securities in privately held companies. All other financial assets and liabilities are carried at cost, with fair value disclosed when required. Refer to Note 4—Financial Instruments and Fair Value Measurements and Note 9—Debt for additional information.
Concentration of Credit Risk and Uncertainties—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with large, reputable financial institutions in amounts that exceed Federal Deposit Insurance Corporation limits.
The Company performs ongoing credit evaluations of its customers and generally requires no collateral for its accounts receivable. No individual customer represented 10% or more of the Company’s accounts receivable, net as of December 31, 2025 or 2024. No individual customer represented 10% or more of the Company’s total revenue during the years ended December 31, 2025, 2024, or 2023.
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
For transactions accounted for as business combinations, the Company allocates the fair value of acquisition consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, except for revenue contracts acquired, which are recognized in accordance with the Company's revenue recognition policy, based on their estimated fair value, with excess recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred. There were no business combinations during the years ended December 31, 2025 or 2024.
For transactions accounted for as asset acquisitions, the cost, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The Company generally includes contingent consideration in the cost of the assets acquired only when the uncertainty is resolved. The Company amortizes contingent consideration adjustments to the cost of the acquired assets prospectively using the straight-line method over the remaining useful life of the assets. No goodwill is recognized in asset acquisitions. There were no asset acquisitions during the years ended December 31, 2025 or 2024.
Software Development Costs—The Company incurs development costs related to internal-use software. Development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Software development costs that meet the capitalization criteria were not material for any period presented.
Goodwill—The Company allocates goodwill to reporting units based on the expected benefit from the business combination. In the event of changes in reporting units, the Company reassigns goodwill using a relative fair value allocation approach. The Company tests goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. A goodwill impairment is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 3—Discontinued Operations and Note 7—Goodwill and Intangible Assets, Net for additional information.
Intangible Assets—Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets based on their expected cash flows.
Impairment of Long-Lived Assets—The Company reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. If such indicators are present, the Company assesses the recoverability of the asset or asset group by comparing its carrying value to the undiscounted future cash flows expected to be generated by the asset or asset group. If the future undiscounted cash flows are less than the carrying value of the asset or asset group, an impairment charge is recognized by the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. Impairment related to long-lived assets that are held and used was not material for any period presented.
Stock-Based Compensation—The Company measures and recognizes stock-based compensation for share-based awards, primarily including restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) with both service and market-based conditions, stock options and stock purchase rights granted under the Employee Stock Purchase Plan ("ESPP"), based on the grant-date fair value of the awards. The Company accounts for forfeitures for all awards as they occur.
The fair value of RSUs is based on the closing price of the Company's Class A common stock on the grant date, with stock-based compensation recognized on a straight-line basis over the requisite service period, which is generally one or four years.
The fair value of PSUs with both service and market conditions is estimated using the Monte Carlo simulation pricing model, which incorporates various assumptions including the expected stock price volatility, the risk-free interest rate, the expected dividend yield and the discount for awards subject to post-vesting restrictions, with stock-based compensation recognized using the accelerated attribution method over the derived service period, regardless of whether the market conditions are achieved. If the market conditions are achieved earlier than the derived service period, the Company adjusts its stock-based compensation to reflect the cumulative expense associated with the vested awards.
The fair value of stock options and purchase rights granted under the ESPP is estimated using the Black-Scholes option-pricing model, which incorporates various assumptions including the expected term, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield, with stock-based compensation recognized on a straight-line basis over the requisite service period.
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
The Company records uncertain tax positions on the basis of a two-step process in which determinations are made (1) whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with a tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
Foreign Currency Transactions—Generally, the functional currency of the Company's international subsidiaries is the U.S. dollar. In cases where the functional currency is not the U.S. dollar, the Company translates the financial statements of these subsidiaries to U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and average exchange rates during the period for revenue and expenses. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company records foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved in other income (expense), net on the Company's consolidated statements of operations.
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
Recent Accounting Pronouncements (Issued and Adopted)—In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The amendment may be applied prospectively or retrospectively, and early adoption is permitted. The Company adopted this ASU for the year ended December 31, 2025 and applied the new disclosure requirements on a prospective basis. For additional information, see Note 13—Income Taxes.
Recent Accounting Pronouncements (Issued and Not Yet Adopted)—In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
3. Discontinued Operations
Divestiture
On June 30, 2025, the Company completed the sale of its Apps Business, as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its advertising business. In connection with the transaction, the Company received $715.6 million in total consideration, consisting of $430.6 million in cash and 596.9 million ordinary shares of Tripledot, valued at $285.0 million. These shares represented approximately 22% of Tripledot’s outstanding ordinary shares and 20% of its fully diluted equity capitalization as of the closing date. The cash consideration of $430.6 million includes $400.0 million as specified in the purchase agreement and $30.6 million in purchase price adjustments in accordance with the terms of the purchase agreement.
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
For tax purposes, the transfer of certain Apps Business subsidiaries was treated as an asset sale, resulting in a $125.6 million write-off of deferred tax assets, which was included in the provision for income taxes from discontinued operations. The Company derecognized the remaining net assets of $591.2 million and recorded a pre-tax gain of $106.2 million in discontinued operations after giving effect to $18.3 million of transaction costs. The transaction also resulted in a capital loss for income tax purposes of $204.3 million, which was fully offset by a valuation allowance.
The following table summarizes the results of operations classified as loss from discontinued operations, net of income taxes, in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$640,830	$1,485,190	$1,441,325
Costs and expenses:
Cost of revenue	209,442	646,193	702,578
Sales and marketing	242,547	596,346	602,693
Research and development	130,298	263,979	258,605
General and administrative	4,202	16,169	1,653
Goodwill impairment	188,943	—	—
Total costs and expenses	775,432	1,522,687	1,565,529
Loss from operations	(134,602)	(37,497)	(124,204)
Other income:
Gain on divestiture, net of transaction costs	106,229	—	—
Other income, net	1,519	1,559	3,172
Total other income, net	107,748	1,559	3,172
Loss from discontinued operations before income taxes	(26,854)	(35,938)	(121,032)
Provision for (benefit from) income taxes	72,590	(26,190)	(19,917)
Loss from discontinued operations, net of income taxes	$(99,444)	$(9,748)	$(101,115)
The following table represents assets and liabilities that are classified as discontinued operations in the consolidated balance sheets for the period presented (in thousands):

Assets:	As of December 31, 2024
Cash	$44,381
Accounts receivable, net	130,911
Prepaid expenses and other current assets	16,063
Total current assets of discontinued operations	191,355
Goodwill	345,741
Intangible assets, net	423,826
Other non-current assets	167,682
Total assets of discontinued operations	$1,128,604

Liabilities:
Accounts payable	$59,125
Accrued and other current liabilities	45,202
Deferred revenue	32,786
Total current liabilities of discontinued operations	137,113
Other non-current liabilities	1,414
Total liabilities of discontinued operations	$138,527

The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations, as reflected in the consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization, depreciation and write-offs	$64,054	$319,889	$369,856
Stock-based compensation	$3,663	$19,024	$20,556
Goodwill impairment	$188,943	$—	$—
Acquisition of intangible assets	$22,429	$15,883	$52,718
Goodwill Impairment
On February 12, 2025, the Company entered into a non-binding term sheet to sell its Apps Business to Tripledot. As of March 31, 2025, the Apps Business was not classified as held for sale, as the criteria required for such classification had not yet been met. However, the Company identified the non-binding term sheet combined with negotiations throughout the first quarter of 2025 to sell the Apps Business as an indicator of impairment for the Apps reporting unit and performed an interim quantitative goodwill impairment test as of March 31, 2025. Based on this assessment, the Company determined that the carrying amount of the Apps reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $188.9 million. This charge was included in loss from discontinued operations, net of income taxes, for the year ended December 31, 2025.
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
4. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of December 31, 2025, the Company held $200.1 million in money market funds, which were classified as Level 1 within the fair value hierarchy. As of December 31, 2024, the money market funds balance was not material.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $118.7 million and $77.3 million as of December 31, 2025 and 2024, respectively, which are measured using the NAV practical expedient and accordingly, are not classified within the fair value hierarchy. Under the NAV practical expedient, the Company records investments based on its proportionate share of the underlying funds’ NAV.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $118.7 million and the remaining unfunded commitments of $3.0 million as of December 31, 2025.
During the year ended December 31, 2025, the Company made total capital contributions of $18.7 million related to these investments. Unrealized gains on these investments were $18.8 million for the twelve months ended December 31, 2025 and were not material for the twelve months ended December 31, 2024.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. These investments are classified as Level 3 when measured due to impairment or qualifying observable price changes, as the valuation incorporates observable transaction prices and significant unobservable inputs.
As of December 31, 2025 and 2024, the carrying amounts of the Company's non-marketable equity securities were $19.6 million and $68.1 million, respectively, and were included in other assets in the Company’s consolidated balance sheets. During the year ended December 31, 2025, the Company recorded a $50.0 million impairment charge, resulting in a full write-down of its investment in Humans, Inc. Refer to Note 15—Related Party Transactions for additional information. No other upward or downward adjustments were recorded during the years ended December 31, 2025 or 2024. Cumulative downward adjustments for investments held as of December 31, 2025 and 2024 were not material.

5. Supplemental Financial Statement Information
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Finance lease right-of-use assets	$212,208	$222,203
Leasehold improvements	17,608	17,666
Software and licenses	7,143	7,125
Furniture and fixtures	1,266	1,569
Computer equipment	1,787	2,053
Total property and equipment, gross	240,012	250,616
Less: accumulated depreciation	(117,567)	(90,646)
Total property and equipment, net	$122,445	$159,970
Depreciation expenses were $25.7 million, $29.3 million, and $26.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accrued and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued taxes	$451,594	$263,703
Compensation and related liabilities	18,335	49,559
Deferred revenue	47,682	37,053
Accrued expenses and other	55,257	51,216
Total accrued and other current liabilities	$572,868	$401,531
6. Commitments and Contingencies
Commitments—As of December 31, 2025, the Company's non-cancelable minimum purchase commitments totaled $702.8 million, which were primarily related to a multi-year contractual arrangement with a cloud computing services provider. In August 2024, the Company amended its agreement with the provider, committing to spending a minimum of $1.3 billion over a three-year period. By December 31, 2025, the Company had made payments of $579.3 million towards this commitment.
As of December 31, 2025, future minimum payments under these non-cancelable purchase commitments with a remaining term in excess of one year were as follows (in thousands):

2026	$398,524
2027	304,322
Thereafter	—
Total non-cancelable purchase commitments	$702,846
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
The Company records a liability for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible and the amount or range of loss can be reasonably estimated, the Company discloses the estimated loss or range of loss. The Company monitors legal matters and evaluates developments that could affect previously accrued amounts or related disclosures, or whether a previously unaccrued or undisclosed matter requires accrual or disclosure, and adjusts accruals and disclosures as appropriate. Determining the likelihood of loss and the amount or range of loss involves significant judgment.
Based on its current knowledge, the Company does not believe the ultimate resolution of its outstanding legal and regulatory matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. However, if one or more of these matters were resolved against the Company for amounts in excess of the Company’s expectations, the Company’s results of operations, financial position, or cash flows could be materially affected.
As of December 31, 2025 and 2024, the Company had no material loss contingencies related to legal proceedings for which a loss was probable or reasonably possible.

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
7. Goodwill and Intangible Assets, Net
As a result of the Apps Business divestiture, the Company has a single reportable segment, and the reporting unit is the same as the reportable segment. This change did not affect the composition of the remaining reporting unit and, accordingly, no impairment indicator was identified upon the change. The Company performed the required annual goodwill assessment in the fourth quarter of the year ended December 31, 2025, and concluded the goodwill was not impaired.
The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2023	$1,497,109
Foreign currency translation	(39,424)
Balance as of December 31, 2024	$1,457,685
Foreign currency translation	82,301
Balance as of December 31, 2025	$1,539,986
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of December 31, 2025			As of December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	6.3	$528,207	$(218,736)	$309,471	$511,125	$(160,810)	$350,315
Developed technology	1.7	210,708	(159,274)	51,434	203,030	(119,552)	83,478
Other	3.4	65,790	(29,981)	35,809	56,880	(17,822)	39,058
Total intangible assets		$804,705	$(407,991)	$396,714	$771,035	$(298,184)	$472,851
The Company recorded amortization expense related to intangible assets as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$42,300	$38,220	$36,983
Sales and marketing	55,104	54,628	54,556
Total	$97,404	$92,848	$91,539
As of December 31, 2025, the expected future amortization expense related to intangible assets was estimated as follows (in thousands):

2026	$89,357
2027	81,014
2028	59,469
2029	53,167
2030	48,941
Thereafter	64,766
Total	$396,714

8. Leases
The Company has entered into various non-cancelable operating and finance leases primarily for its office facilities and servers and networking equipment. These leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.
The components of lease costs recognized in the Company's consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$19,938	$24,308	$22,673
Interest	6,395	9,231	7,036
Operating lease cost	13,467	14,916	16,304
Variable lease cost and other	5,098	4,820	4,465
Total lease cost	$44,898	$53,275	$50,478
Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	15,162	22,500
2027	12,408	22,483
2028	5,276	22,218
2029	809	22,131
2030	—	22,131
Thereafter	—	28,809
Total lease payments	33,655	140,272
Less: amount representing interest	(1,901)	(17,619)
Present value of future lease payments	31,754	122,653
Less: current obligations under leases	(13,943)	(17,481)
Non-current lease obligations	$17,811	$105,172
Supplemental balance sheet information related to lease liabilities was as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term:
Finance leases	6.3 years	6.0 years
Operating leases	2.4 years	3.2 years
Weighted-average discount rate:
Finance leases	4.4%	5.7%
Operating leases	5.2%	5.2%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,240	$16,332	$16,781
Operating cash flows for finance leases	$6,395	$9,231	$7,036
Financing cash flows for finance leases	$18,669	$20,875	$20,170
As of December 31, 2025, the Company did not have any significant lease that had not yet commenced.

9. Debt
The Company’s outstanding debt consisted of the following (in thousands):

	As of December 31,
	2025	2024
2029 Notes	$1,000,000	$1,000,000
2031 Notes	1,000,000	1,000,000
2034 Notes	1,000,000	1,000,000
2054 Notes	550,000	550,000
Total principal amount	3,550,000	3,550,000
Less: unamortized debt discount and issuance costs	(37,013)	(41,017)
Long-term debt	$3,512,987	$3,508,983
As of December 31, 2025, the future principal payments for the outstanding debt were as follows (in thousands):

2026 through 2028	$—
2029	1,000,000
Thereafter	2,550,000
Total future principal payments	$3,550,000
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
The Senior Notes are unsecured obligations and are not guaranteed by any of the Company's subsidiaries. The Senior Notes rank equally with all existing and future unsecured and unsubordinated indebtedness of the Company. The Company may redeem the Senior Notes in whole or in part at any time or from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control repurchase events, the Company may be required to repurchase the Senior Notes at a specified repurchase price plus accrued and unpaid interest on the Senior Notes to, but excluding, the repurchase date. The indentures governing the Senior Notes also include customary affirmative and negative covenants (including covenants that limit the Company’s ability and the ability of its restricted subsidiaries to create liens on certain assets to secure debt, enter into sale and leaseback transactions, and, with respect to the Company, consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets, in each case subject to certain exceptions), events of default, and other customary provisions. As of December 31, 2025, the Company was in compliance with all applicable covenants.
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
As of December 31, 2025, the total estimated fair value of the Senior Notes was $3.6 billion. The estimated fair value of the Senior Notes, which the Company has classified as Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
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
The 2024 Credit Agreement includes usual and customary provisions for unsecured revolving credit agreements of this type, including covenants limiting, with certain exceptions, (1) incurrence of indebtedness by the Company’s subsidiaries, (2) liens, (3) fundamental changes and (4) sale and leaseback transactions, and requires the Company to maintain a maximum total net debt-to-EBITDA ratio of 3.50 to 1.00 as of the last day of each fiscal quarter, subject to a step-up to 4.00 to 1.00 at the Company's option for a certain period following certain qualified acquisitions. As of December 31, 2025, the Company was in compliance with all applicable covenants and ratios.
The 2024 Credit Agreement replaced the existing credit agreement, originally entered into in August 2018 and subsequently amended multiple times (the “2018 Credit Agreement").
In March 2025, the Company borrowed $200.0 million under the revolving credit facility to fund share repurchases under the Company's repurchase program. The Company repaid $100.0 million in April 2025 and the remaining $100.0 million in May 2025. As of December 31, 2025, $1.0 billion remained available for borrowing under the revolving credit facility.
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
Interest Expense on Debt
The following table sets forth total interest expense recognized related to the Company’s debt (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$195,440	$274,141	$268,583
Amortization of debt discount and issuance costs	5,175	5,460	8,792
Loss on debt extinguishment	—	28,375	4,337
Total interest expense	$200,615	$307,976	$281,712

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
Each share of Class A common stock is entitled to one vote per share, each share of Class B common stock is entitled to 20 votes per share, and Class C common stock is not entitled to vote, except as otherwise required by law. The holders of the Class B common stock (the “Voting Agreement Parties”) have entered into a voting agreement (the “Voting Agreement”), which provides that all shares of Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Adam Foroughi and Herald Chen. In the event that the parties disagree, the shares of Class B common stock will be voted by each party in their own discretion.
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
Stock Repurchase Program
The Company's board of directors authorized a stock repurchase program in February 2022 for the Company's Class A common stock and has authorized additional amounts under the program from time to time, including an additional $3.2 billion authorized in 2025. During the year ended December 31, 2025 and 2024, the Company repurchased and retired 5,511,519 shares for $2.2 billion and 16,081,408 shares for $981.3 million, respectively, including commissions, fees, and applicable taxes. As of December 31, 2025, $3.3 billion remained available for repurchases under the program.
Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b5-1 trading plans, to facilitate repurchases of shares. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion.
The Company retires its Class A common stock upon repurchases, and records the excess of repurchase price over par value for shares repurchased to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, the Company records the excess of repurchase price over par value for shares repurchased first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s consolidated statements of stockholders’ equity.
11. Stock-based Compensation
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), restricted stock, RSUs, and other forms of equity awards to the Company’s employees, directors and consultants. A total of 39,000,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2021 Plan. The number of shares available for issuance under the 2021 Plan also include an annual increase of shares, equal to the least of (a) 39,000,000 shares, (b) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. As of December 31, 2025, there were 86,064,412 shares available for future issuance under the 2021 Plan.
2021 Partner Studio Incentive Plan
The 2021 Partner Studio Incentive Plan (the “2021 Partner Plan”) provides for the grant of NSOs, restricted stock, RSUs, and other forms of equity awards to individuals or entities engaged by the Company to render bona fide services. As of December 31, 2025, there were 1,541,811 shares available for future issuance under the 2021 Partner Plan.

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
A total of 7,800,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP also include an annual increase of shares, equal to the least of: (a) 7,800,000 shares, (b) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors may determine. As of December 31, 2025, there were 20,891,675 shares available for future issuance under the ESPP.
RSUs
A summary of the RSU activities, including those related to discontinued operations, for the year ended December 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value (per share)
Balances as of December 31, 2024	2,150,021	$74.34
Granted	239,382	$577.97
Vested	(1,629,270)	$88.97
Forfeited	(401,971)	$60.03
Balances as of December 31, 2025	358,162	$360.48
The weighted-average grant-date fair value per share of RSUs granted during the years ended December 31, 2024 and 2023 was $105.09 and $25.11, respectively. The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2025, 2024, and 2023 was $695.7 million, $844.2 million, and $403.1 million, respectively.
PSUs
In March 2023, the Company granted 6,902,000 PSUs under the 2021 Plan to each of Adam Foroughi, its CEO and Chairperson, and Vasily Shikin, its CTO. In April 2023, the Company granted an additional 3,451,000 PSUs to certain non-executive employees under the same plan. These PSUs, divided into five tranches, vest upon achieving stock price targets ranging from $36.00 to $79.00, based on the minimum closing price of the Company’s Class A common stock over any 30 consecutive trading days during a five-year performance period from the respective grant date, subject to continued employment through the applicable vesting date. In the event of a change in control, unvested PSUs may vest a pro-rata amount if the transaction price falls between two stock price targets that have not previously been achieved, subject to continued employment through the date prior to the transaction. For Mr. Foroughi and Mr. Shikin, PSUs may continue to vest for up to one year post-employment if certain conditions are met. All of these PSUs had vested as of December 31, 2024.
In November 2024, the Company granted 348,327 PSUs under the 2021 Plan to certain non-executive employees. These PSUs, divided into 3 tranches, vest upon achieving stock price targets ranging from $184.35 to $294.96, based on the minimum closing price of the Company’s Class A common stock over any 30 consecutive trading days during a 2.5-year performance period from the grant date, subject to continued employment through the applicable vesting date. All of these PSUs had vested as of December 31, 2024.
In October 2025, the Company granted 920,526 PSUs under the 2021 Plan to certain key non-executive engineering employees. These PSUs vest upon the achievement of specified market capitalization milestones, including an initial milestone of $300.0 billion and, with respect to certain PSUs, additional milestones up to $1.0 trillion, based on the Company’s market capitalization over any 30 consecutive trading days during a 7-year performance period from the grant date, subject to continued employment through the applicable vesting date.
The weighted-average grant-date fair value per share of PSUs granted, including those related to discontinued operations, during the years ended December 31, 2025, 2024 and 2023 was $445.89, $103.76 and $7.20, respectively. The total fair value of PSUs vested as of the vesting dates during the years ended December 31, 2024 and 2023 was $1.3 billion and $132.7 million, respectively. No PSUs vested or were forfeited during the year ended December 31, 2025.

The following assumptions were used to estimate the fair value of PSUs:

	Year Ended December 31,
	2025	2024	2023
Stock price on the date of grant	$620.62	$159.11	$12.41 - $16.43
Expected volatility	70.95%	64.72%	73.76% - 73.95%
Risk-free interest rate	3.85%	4.05%	3.58% - 3.60%
Discount for lack of marketability	20.34%	15.29%	20.43% - 20.65%
Dividend yield	—%	—%	—%
Stock Options
A summary of the stock option activities, including those related to discontinued operations, for the year ended December 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Balances as of December 31, 2024	3,747,152	$6.60	4.9
Exercised	(2,486,033)	$6.85
Forfeited	(5,005)	$7.45
Balances as of December 31, 2025	1,256,114	$6.10	4.0
Vested and exercisable as of December 31, 2025	1,256,114	$6.10	4.0
Vested and expected to vest as of December 31, 2025	1,256,114	$6.10	4.0
The fair value of stock options granted during the year ended December 31, 2023 was not material and no stock options were granted during the years ended December 31, 2025 or 2024. The total intrinsic value of share options exercised during the years ended December 31, 2025, 2024, and 2023 was $1.0 billion, $671.2 million, and $60.1 million, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2025 was $838.7 million.
ESPP
The stock-based compensation recognized for the ESPP was not material during the years ended December 31, 2025, 2024, or 2023. During the year ended December 31, 2025, 91,645 shares of Class A common stock were purchased under the ESPP at a weighted-average price of $88.81 per share.
Stock-based Compensation
Stock-based compensation included in the Company's consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$1,425	$4,799	$3,834
Sales and marketing	34,055	76,824	69,903
Research and development	114,463	229,577	216,236
General and administrative	58,015	46,231	52,578
Stock-based compensation from continuing operations	207,958	357,431	342,551
Stock-based compensation from discontinued operations	3,663	19,024	20,556
Total stock-based compensation	$211,621	$376,455	$363,107
As of December 31, 2025, the total unrecognized stock-based compensation was $489.0 million, which is expected to be recognized over a weighted-average period of 1.95 years. The income tax benefit recognized related to stock-based awards that vested or were exercised during the years ended December 31, 2025, 2024, and 2023 were $123.0 million, $164.9 million, and $33.0 million, respectively.

12. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic EPS:
Numerator:
Net income from continuing operations	$3,433,195	$1,589,524	$457,826
Less: income attributable to participating securities	(478)	(2,731)	(2,270)
Net income from continuing operations attributable to common stockholders - Basic	3,432,717	1,586,793	455,556
Loss from discontinued operations, net of income taxes, attributable to common stockholders - Basic	(99,431)	(9,734)	(100,615)
Net income attributable to common shareholders - Basic	3,333,286	1,577,059	354,941
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	338,781	336,922	351,952
Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$10.13	$4.71	$1.29
Discontinued operations	(0.29)	(0.03)	(0.28)
Basic net income per share	$9.84	$4.68	$1.01

Diluted EPS:
Numerator:
Net income from continuing operations attributable to common stockholders - Basic	$3,432,717	$1,586,793	$455,556
Re-allocation of participating securities considered potentially dilutive securities	4	85	66
Net income from continuing operations attributable to common stockholders - Diluted	3,432,721	1,586,878	455,622
Loss from discontinued operations, net of income taxes, attributable to common stockholders - Diluted	(99,431)	(9,734)	(100,629)
Net income attributable to common stockholders - Diluted	$3,333,290	$1,577,144	$354,993
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	338,781	336,922	351,952
Weighted-average dilutive stock awards	3,189	10,886	10,637
Weighted-average shares used in computing net income (loss) per share - Diluted	341,970	347,808	362,589
Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$10.04	$4.56	$1.26
Discontinued operations	(0.29)	(0.03)	(0.28)
Diluted net income per share	$9.75	$4.53	$0.98

Anti-dilutive potential common stock excluded	11	137	4,861
13. Income Taxes
Income before income taxes for the years ended December 31, 2025, 2024, and 2023, included the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,210,613	$88,111	$26,138
Foreign	1,742,297	1,523,832	475,464
Income before income taxes	$3,952,910	$1,611,943	$501,602

Provision for income taxes for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$239,094	$21,659	$34,871
State	27,187	9,812	9,937
Foreign	259,750	156,891	52,804
Total current	526,031	188,362	97,612
Deferred:
Federal	(13,565)	(134,189)	(43,193)
State	407	(8,881)	(4,553)
Foreign	6,842	(22,873)	(6,090)
Total deferred	(6,316)	(165,943)	(53,836)
Total provision for income taxes	$519,715	$22,419	$43,776
The reconciliation of federal statutory income tax rate to the effective income tax rate after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2025
Tax provision at U.S. federal statutory rate	$830,036	21.0%
State income tax, net of federal benefit[1]	18,017	0.5%
Foreign tax effects
Singapore
Statutory tax rate difference between Singapore and U.S.	(66,298)	(1.7)%
Local taxes at a rate different than the statutory tax rate[2]	(33,280)	(0.8)%
Withholding taxes	65,733	1.7%
Other foreign jurisdictions	(592)	—%
Effect of cross-border tax laws
Global intangible low-taxed income	43,051	1.1%
Foreign-derived intangible income	(113,539)	(2.9)%
Foreign tax credits	(84,591)	(2.1)%
Other	10,513	0.3%
Tax credits
Research and development credit	(16,122)	(0.4)%
Changes in valuation allowances	4,833	0.1%
Nontaxable or nondeductible items
Stock-based compensation	(132,975)	(3.4)%
Other	25,024	0.6%
Changes in unrecognized tax benefits.	(7,515)	(0.2)%
Other	(22,580)	(0.6)%
Total provision for income taxes	$519,715	13.1%

1The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York state and city and New Jersey.
2The tax benefit related to the negotiated tax rate in Singapore was reduced by $82.7 million of the global minimum tax under Pillar 2.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax provision at U.S. federal statutory rate	$338,515	$105,336
State income taxes, net of federal benefit	(26,412)	(5,334)
Foreign income taxed at different rates	(167,957)	(50,452)
Global intangible low-taxed income	52,378	25,625
Stock-based compensation	(146,183)	(3,039)
Foreign-derived intangible income	(10,231)	(18,104)
Research and development credits	(49,862)	(21,778)
Foreign income inclusion	(859)	(4,042)
Change in valuation allowance	27,589	11,470
Return to Provision	2,211	3,223
Other	3,230	871
Total provision for income taxes	$22,419	$43,776
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31,
2025
Federal	$—
State	13,395
Foreign
Singapore	177,972
Other	3,476
Total cash paid for income taxes, net of refunds received	$194,843
The Company operates in jurisdictions outside of the US, such as Singapore, where it has tax incentive arrangements. The Company's qualifying income earned in Singapore is taxed at reduced rates, subject to its compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are expected to expire in June 2028 which the Company can affirmatively elect to renew. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act ("TCJA") and other indirect tax impacts, the effect of these tax incentives decreased the provision for income taxes by approximately $272.1 million ($0.80 per diluted share) and $135.4 million ($0.39 per diluted share) for the years ended December 31, 2025 and 2024, respectively.

The following summarizes the current and deferred tax assets and liabilities (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and reserves	$20,525	$11,975
Stock-based compensation	26,849	10,063
Tax credit carryforwards	103,416	99,314
Net operating loss	25,735	38,354
Depreciation and amortization	5,350	2,382
Operating lease liability	4,967	10,437
Foreign tax deduction	3,904	1,900
Capital loss	222,425	18,075
Capitalized R&D expenses	250,493	260,308
Valuation allowance	(291,382)	(75,690)
Total deferred tax assets	372,282	377,118
Deferred tax liabilities:
Identified intangibles	(105,314)	(98,933)
Other comprehensive income (loss)	(6,888)	37,811
Operating lease right-of-use assets	(4,362)	(8,144)
Other	(3,371)	(5,025)
Total deferred tax liabilities	(119,935)	(74,291)
Net deferred tax assets	$252,347	$302,827
As of December 31, 2025, the Company's federal tax credit carryforwards of $49.2 million will begin to expire in 2036. The Company's federal capital loss carryforward of $948.9 million will begin to expire in 2027. The Company's California tax credit carryforwards of $71.4 million are not subject to expiration. The Company's foreign net operating loss carryforwards of $143.7 million are not subject to expiration.
The valuation allowance on the Company's net deferred tax assets increased by $215.7 million, $42.6 million, and $15.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, the Company maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to certain state tax credits, U.S. capital losses and operating losses in certain non-U.S. jurisdictions that the Company believes are not likely to be realized. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized due, in part, to projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, the Company would recognize such deferred tax assets as income tax benefits during the period.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025, because it intends to permanently reinvest such earnings outside of the U.S., except for Singapore. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the TCJA.
Uncertain Tax Positions
The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$60,905	$35,880	$19,052
Increases related to prior year positions	426	4,393	3,522
Decreases related to prior year positions	(3,617)	(2,183)	—
Increases related to current year positions	11,493	25,921	13,548
Decreases related to lapse of statutes	(3,401)	(2,797)	(242)
Decreases related to settlements	(1,601)	(309)	—
Balance at end of year	$64,205	$60,905	$35,880
As of December 31, 2025, $50.7 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2025. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025, 2024, and 2023, the Company had approximately $8.4 million, $8.3 million, and $4.0 million of interest and penalties, respectively.
The tax returns for years 2022 through 2024 remain open to examination for federal jurisdiction and for years 2018 through 2024 for other various state and foreign jurisdictions.
14. Segment and Geographic Information
The Company determines its operating segments based on how its Chief Operating Decision Maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is its Chief Executive Officer.
As disclosed in Note 2—Summary of Significant Accounting Policies and Note 3—Discontinued Operations, on June 30, 2025, the Company completed the divestiture of its Apps Business, which constituted the former Apps segment. Following the divestiture, the Company has determined that it operates the remaining business as a single operating and reportable segment at the consolidated level. Accordingly, the Company classified the Apps Business as discontinued operations in its consolidated statements of operations and excluded the Apps Business from both continuing operations and segment results for all periods presented. The Company’s single segment provides end-to-end advertising solutions including Axon Ads Manager, MAX, Adjust, and Wurl, that allow businesses to reach, monetize and grow their global audiences. Revenue is primarily generated from fees paid by advertisers for the placement of ads on mobile applications owned by Publishers.
As a single reportable segment entity, the Company has determined that its measure of profit or loss is net income from continuing operations, which is the measure most consistent with U.S. GAAP. The CODM uses net income from continuing operations to allocate resources during the annual budgeting and forecasting process, evaluate operating strategies, and assess performance across periods.
The table below is a summary of the segment net income from continuing operations, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$5,480,717	$3,224,058	$1,841,762
Less:
Datacenter costs	542,674	392,498	251,197
Personnel related expenses	207,278	259,711	230,762
Interest expense and loss on settlement of debt	207,016	317,209	273,508
Provision for income taxes	519,715	22,419	43,776
Amortization, depreciation and write-offs	130,724	128,791	119,152
Stock-based compensation	207,958	357,431	342,551
Other expenses[1]	232,157	156,475	122,990
Net income from continuing operations	$3,433,195	$1,589,524	$457,826

1 Other expenses include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.
The following table presents long-lived assets by geographic area which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	As of December 31,
	2025	2024
United States	$49,711	$72,627
Germany	62,696	76,834
Netherlands	29,673	40,215
All other countries	5,822	6,767
Total long-lived assets	$147,902	$196,443
For information regarding revenue disaggregated by geography, see Note 2—Summary of Significant Accounting Policies.

15. Related Party Transactions
KKR Denali
KKR Denali Holdings L.P. (“KKR Denali”) was previously a related party due to its ownership of more than 10% of the Company’s voting interests. In 2024, KKR Denali converted its remaining shares of the Company’s Class B common stock into Class A common stock and subsequently sold all such shares, and ceased to be a related party as of December 31, 2024.
In February 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with KKR Denali, and BofA Securities, Inc., acting for themselves and as representative of other underwriters (collectively, the “Underwriters”), in connection with a secondary public offering (the “Offering”) of 19,866,397 shares of the Company's Class A common stock by KKR Denali. Pursuant to the Underwriting Agreement, on March 6, 2024, the Company repurchased from the Underwriters 10,466,397 shares of Class A common stock sold to the Underwriters by KKR Denali in the Offering at a price per share of $54.46, the same per share price paid by the Underwriters to KKR Denali in the Offering. In addition, under the Company's stock repurchase program, the Company repurchased from KKR Denali (i) 15,000,000 shares of its Class A common stock in a private transaction in August 2023 at $36.85 per share for an aggregate purchase price of $552.8 million and (ii) 15,952,381 shares of its Class A common stock in a private transaction in May 2023 at $21.0 per share for an aggregate purchase price of $335.0 million.
KKR Capital Markets LLC, an affiliate of KKR Denali, served as a joint lead arranger and joint bookrunner for the 2018 Credit Agreement. In connection with amendments to the 2018 Credit Agreement, the Company paid fees to KKR Capital Markets LLC of $0.1 million and $1.2 million in 2024 and 2023, respectively. In addition, KKR Corporate Lending (CA) LLC, an affiliate of KKR Denali, provided revolving credit commitments totaling $15.0 million under the 2018 Credit Agreement. The 2018 Credit Agreement was terminated in December 2024. See Note 9—Debt for additional information.
Humans, Inc.
In February 2024, the Company entered into an agreement to invest $50.0 million in the Series C preferred stock financing of Humans, Inc., the developer of the Flip Shop social shopping app ("Flip Shop"). Eduardo Vivas, a member of the Company's board of directors, served as the Chief Operating Officer of Humans, Inc., and a member of its board of directors. The Company also entered into an arm's length commercial agreement with Humans, Inc. for the use of Axon AI to support advertising optimization on its app under a revenue-share model (the “Commercial Agreement”). The Company considered Humans, Inc. a related party through Mr. Vivas’ resignation from both positions at Humans, Inc. in September 2025. No transactions occurred under the Commercial Agreement. Under separate arrangements, Humans, Inc. used Axon Ads Manager for user acquisition on the Company's standard contractual terms, and related revenue was not material for the year ended December 31, 2025 or 2024.
During the year ended December 31, 2025, the Company recorded a full impairment of its $50.0 million investment in Humans, Inc. due to its deteriorating financial condition and uncertainty regarding its ability to continue as a going concern.
Tripledot
As discussed in Note 2—Summary of Significant Accounting Policies, the Company accounts for its equity interest in Tripledot under the equity method and, accordingly, considers Tripledot and its subsidiaries related parties beginning on the closing date of the Apps Business divestiture. For the period from the closing date through December 31, 2025, the Company recognized $19.0 million in revenue related to Tripledot and its subsidiaries’ use of the Company’s advertising solutions, reflecting their advertiser spend net of amounts paid or payable to them as publishers. In connection with the sale of the Apps Business, the Company also entered into a Transition Services Agreement (“TSA”) with Tripledot under which the Company agreed to provide limited administrative and transitional services for up to six months following the closing date. Amounts recorded under the TSA were not material for the year ended December 31, 2025.
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
The Company had no other material related party transactions in 2025, 2024, or 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 10, 2025, Matt Stumpf, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to 5,210 shares of our Class A common stock and up to 21,673 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs, net of shares withheld for taxes. The trading plan is scheduled to be effective until November 30, 2026, or earlier if all transactions under the trading plan are completed.
On November 17, 2025, Victoria Valenzuela, our Chief Administrative & Legal Officer, terminated a Rule 10b5-1 trading plan, which was previously adopted on May 22, 2025 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 60,000 shares of our Class A common stock, as well as up to 28,603 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela, net of shares withheld for taxes. The trading plan also provided for the potential sale of additional shares of our Class A common stock issuable upon vesting and settlement of RSUs granted to Ms. Valenzuela subsequent to the adoption of the trading arrangement. The trading plan was scheduled to be effective until February 28, 2026, or earlier if all transactions under the trading plan were completed. On December 12, 2025, Ms. Valenzuela adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to 17,500 shares of our Class A common stock and up to 20,236 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs, net of shares withheld for taxes. The trading plan is scheduled to be effective until December 31, 2026, or earlier if all transactions under the trading plan are completed.

On December 9, 2025, Vasily Shikin, our Chief Technology Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to 251,261 shares of our Class A common stock held by Mr. Shikin and up to 107,667 shares of our Class A common stock held by certain affiliated trusts. The trading plan is scheduled to be effective until November 25, 2026, or earlier if all transactions under the trading plan are completed.
On December 10, 2025, Eduardo Vivas, a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to 491,730 shares of our Class A common stock. The trading plan is scheduled to be effective until September 15, 2026, or earlier if all transactions under the trading plan are completed.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2025 (the “Proxy Statement”).
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
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.
EXHIBIT INDEX

		Information Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1#	Purchase Agreement, dated May 7, 2025, by and among Tripledot, Eton Games Inc., Tripledot Group Holdings Limited, AppLovin Corporation, Morocco, Inc., and AppLovin GmbH.	8-K	001-40325	2.1	May 7, 2025

2.2	Amendment to Purchase Agreement, dated June 30, 2025, by and among Tripledot, Eton Games Inc., Tripledot Group Holdings Limited, AppLovin Corporation, Morocco, Inc., and AppLovin GmbH.	8-K	001-40325	2.1	July 1, 2025

3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1/A	333-253800	3.2	March 22, 2021

3.2	Certificate of Change of Location of Registered Agent and/or Registered office.	8-K	001-40325	3.1	June 15, 2021

3.3	Amended and Restated Bylaws of the registrant.	8-K	001-40325	3.1	February 6, 2023

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-253800	4.1	March 2, 2021

4.2	Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 15, 2018, as amended.	S-1/A	333-253800	4.2	March 22, 2021

4.3	Form of Warrant to Purchase Class A Common Stock.	S-1	333-253800	4.3	March 2, 2021

4.4	Description of Capital Stock.	10-K	001-40325	4.4	February 28, 2023

4.5	Indenture, dated December 5, 2024, by and between AppLovin Corporation and Wilmington Trust, National Association, as trustee.	8-K	001-40325	4.1	December 5, 2024

4.6	First Supplemental Indenture, dated as of December 5, 2024, by and between AppLovin Corporation and Wilmington Trust, National Association, as trustee.	8-K	001-40325	4.2	December 5, 2024

4.7	Form of Global Note for 5.125% Senior Notes due 2029 (included as Exhibit A to 4.6).	8-K	001-40325	4.3	December 5, 2024

4.8	Form of Global Note for 5.375% Senior Notes due 2031 (included as Exhibit B to 4.6).	8-K	001-40325	4.4	December 5, 2024

4.9	Form of Global Note for 5.500% Senior Notes due 2034 (included as Exhibit C to 4.6).	8-K	001-40325	4.5	December 5, 2024

4.10	Form of Global Note for 5.950% Senior Notes due 2054 (included as Exhibit D to 4.6).	8-K	001-40325	4.6	December 5, 2024

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-253800	10.1	March 2, 2021

10.2+	AppLovin Corporation 2011 Equity Incentive Plan and related form agreements.	S-1	333-253800	10.2	March 2, 2021

10.3+	AppLovin Corporation 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-253800	10.3	March 22, 2021

10.4+	AppLovin Corporation 2021 Executive Incentive Compensation Plan.	S-1/A	333-253800	10.4	March 22, 2021

10.5+	AppLovin Corporation 2021 Employee Stock Purchase Plan and related form agreements.	10-Q	001-40325	10.1	August 7, 2024

10.6	Amended and Restated AppLovin Corporation 2021 Partner Studio Incentive Plan and related form agreements.	10-K	001-40325	10.6	February 28, 2023

10.7+	AppLovin Corporation Outside Director Compensation Policy.

10.8+	Executive Change in Control and Severance Plan and Summary Plan Description.	S-1/A	333-253800	10.8	March 22, 2021

10.9+	Form of Confirmatory Employment Letter between the registrant and each of its executive officers.	S-1	333-253800	10.7	March 2, 2021

10.10	Amended and Restated Sublease, by and between 1050 Page Mill Road Property, LLC and AppLovin Corporation, dated as of February 18, 2021.	S-1	333-253800	10.8	March 2, 2021

10.11+	Equity Exchange Agreement between the registrant and Herald Chen, dated March 16, 2021.	S-1/A	333-253800	10.18	March 22, 2021

10.12+	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	001-40325	10.1	March 13, 2023

10.13	Credit Agreement, dated as of December 5, 2024, by and between AppLovin Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-40325	4.1	December 5, 2024

19.1	Insider Trading Policy.

21.1	List of subsidiaries of the registrant.	10-K	001-40325	21.1	February 27, 2025

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.	10-K	001-40325	97.1	February 26, 2024

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: February 19, 2026	APPLOVIN CORPORATION
	By:	/s/ Adam Foroughi
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

Signature	Title	Date
/s/ Adam Foroughi	Chief Executive Officer and Chairperson
Adam Foroughi	(Principal Executive Officer)	February 19, 2026

/s/ Matthew Stumpf	Chief Financial Officer
Matthew Stumpf	(Principal Financial Officer)	February 19, 2026

/s/ Dmitriy Dorosh	Vice President, Controller
Dmitriy Dorosh	(Principal Accounting Officer)	February 19, 2026

/s/ Craig Billings	Director
Craig Billings		February 19, 2026

/s/ Herald Chen	Director
Herald Chen		February 19, 2026

/s/ Margaret Georgiadis	Director
Margaret Georgiadis		February 19, 2026

/s/ Alyssa Harvey Dawson	Director
Alyssa Harvey Dawson		February 19, 2026

/s/ Barbara Messing	Director
Barbara Messing		February 19, 2026

/s/ Todd Morgenfeld	Director
Todd Morgenfeld		February 19, 2026

/s/ Eduardo Vivas	Director
Eduardo Vivas		February 19, 2026

/s/ Maynard Webb	Director
Maynard Webb		February 19, 2026