Form 10-Q
period 2026-03-31
AppLovin Corp
filed 2026-05-06
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, the number of shares (in thousands) of the registrant’s Class A common stock outstanding was 305,732 and the number of shares (in thousands) of the registrant’s Class B common stock outstanding was 30,208.

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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,758,671	$2,487,096
Accounts receivable, net	1,958,023	1,819,366
Prepaid expenses and other current assets	130,881	124,330
Total current assets	4,847,575	4,430,792
Property and equipment, net	114,820	122,445
Goodwill	1,523,050	1,539,986
Intangible assets, net	368,996	396,714
Equity method investments	288,669	287,666
Other non-current assets	564,595	482,007
Total assets	$7,707,705	$7,259,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$697,524	$746,977
Accrued and other current liabilities	796,858	586,811
Total current liabilities	1,494,382	1,333,788
Long-term debt	3,514,022	3,512,987
Other non-current liabilities	335,818	278,164
Total liabilities	5,344,222	5,124,939
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $0.00003 par value—100,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000 (Class A 1,500,000, Class B 200,000, Class C 150,000) shares authorized, 336,294 (Class A 306,087, Class B 30,208, Class C nil) and 338,313 (Class A 307,955, Class B 30,358, Class C nil) shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	504,342	446,550
Accumulated other comprehensive loss	(67,767)	(46,987)
Retained earnings	1,926,897	1,735,097
Total stockholders’ equity	2,363,483	2,134,671
Total liabilities and stockholders’ equity	$7,707,705	$7,259,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,842,449	$1,158,974
Costs and expenses:
Cost of revenue	203,632	151,680
Sales and marketing	60,751	59,383
Research and development	94,104	56,406
General and administrative	44,029	51,523
Total costs and expenses	402,516	318,992
Income from operations	1,439,933	839,982
Other income (expense):
Interest expense	(51,159)	(52,888)
Other income, net	42,634	7,512
Total other expense, net	(8,525)	(45,376)
Income before income taxes	1,431,408	794,606
Provision for income taxes	225,795	71,068
Net income from continuing operations	1,205,613	723,538
Loss from discontinued operations, net of income taxes	—	(147,119)
Net income	$1,205,613	$576,419

Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$3.57	$2.13
Discontinued operations	—	(0.43)
Basic net income per share	$3.57	$1.70

Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$3.56	$2.10
Discontinued operations	—	(0.43)
Diluted net income per share	$3.56	$1.67

Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	337,399	339,837
Diluted	338,729	344,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1,205,613	$576,419
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(20,780)	29,911
Other comprehensive income (loss), net of tax	(20,780)	29,911
Comprehensive income	$1,184,833	$606,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	338,313	$11	$446,550	$(46,987)	$1,735,097	$2,134,671
Stock issued in connection with equity awards	214	—	597	—	—	597
Shares withheld related to net share settlement of equity awards	(63)	—	(26,177)	—	—	(26,177)
Repurchase of Class A common stock	(2,170)	—	—	—	(1,013,813)	(1,013,813)
Stock-based compensation	—	—	83,372	—	—	83,372
Other comprehensive loss, net of tax	—	—	—	(20,780)	—	(20,780)
Net income	—	—	—	—	1,205,613	1,205,613
Balances as of March 31, 2026	336,294	$11	$504,342	$(67,767)	$1,926,897	$2,363,483

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	340,042	$11	$593,699	$(103,096)	$599,204	$1,089,818
Stock issued in connection with equity awards	1,674	—	5,329	—	—	5,329
Shares withheld related to net share settlement of equity awards	(422)	—	(185,667)	—	—	(185,667)
Repurchase of Class A common stock	(2,932)	—	—	—	(1,001,670)	(1,001,670)
Stock-based compensation	—	—	61,281	—	—	61,281
Other comprehensive income, net of tax	—	—	—	29,911	—	29,911
Net income	—	—	—	—	576,419	576,419
Balances as of March 31, 2025	338,362	$11	$474,642	$(73,185)	$173,953	$575,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$1,205,613	$576,419
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation and write-offs	33,665	79,887
Goodwill impairment	—	188,943
Stock-based compensation, excluding cash-settled awards	83,372	61,281
Other	(16,478)	8,086
Changes in operating assets and liabilities:
Accounts receivable	(138,098)	(167,382)
Prepaid expenses and other assets	(9,827)	(51,861)
Accounts payable	(49,556)	32,545
Accrued and other liabilities	182,702	103,794
Net cash provided by operating activities	1,291,393	831,712
Investing Activities
Purchase of non-marketable equity securities	—	(18,678)
Other investing activities	(5,247)	(3,986)
Net cash used in investing activities	(5,247)	(22,664)
Financing Activities
Repurchases of common stock	(981,723)	(1,000,911)
Payment of withholding taxes related to net share settlement	(26,874)	(185,667)
Payments of licensed asset obligation	—	(13,532)
Proceeds from issuance of debt	—	200,000
Other financing activities	(3,635)	(2,107)
Net cash used in financing activities	(1,012,232)	(1,002,217)
Effect of foreign exchange rate on cash and cash equivalents	(2,339)	2,782
Net increase (decrease) in cash and cash equivalents, including cash from discontinued operations	271,575	(190,387)
Less: net decrease in cash from discontinued operations	—	(35,873)
Net increase (decrease) in cash and cash equivalents	271,575	(154,514)
Cash and cash equivalents at beginning of the period	2,487,096	697,030
Cash and cash equivalents at end of the period	$2,758,671	$542,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental non-cash investing and financing activities disclosures:
Acquisitions not yet paid	$—	$20,368
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$58,027	$3,967
Repurchases of common stock included in accrued liabilities	$32,090	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,690	$2,392
Cash paid for income taxes, net of refunds	$106,677	$5,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
AppLovin Corporation (the “Company” or “AppLovin”) was incorporated in the state of Delaware on July 18, 2011. The Company is a leader in the advertising industry providing end-to-end advertising solutions that allow businesses to reach, monetize, and grow their global audiences.
The Company is headquartered in Palo Alto, California, and has several operating locations in the U.S. as well as various international office locations in North America, Asia, and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the "Annual Report"). The condensed consolidated balance sheet data as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three months ended March 31, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.
Certain prior period amounts reported in the Company's condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation where applicable. Amounts presented may not sum due to rounding.
Basis of Consolidation
The Company's condensed consolidated financial statements include accounts and operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to valuation of long-lived assets and their associated estimated useful lives, valuation of goodwill, valuation of non-marketable equity securities and other financial instruments, valuation of equity method investments, income taxes, stock-based compensation, and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies included in its Annual Report.
Recent Accounting Pronouncements (Issued and Adopted)
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which provides updated recognition and disclosure framework for internal-use software costs. The amendments will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company elected to early adopt this ASU on January 1, 2026 with no material impact on its condensed consolidated financial statements.
Recent Accounting Pronouncements (Issued Not Yet Adopted)
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
2. Discontinued Operations
Divestiture
On June 30, 2025, the Company completed the sale of certain wholly-owned subsidiaries that operate the Company’s Apps business (the “Apps Business”), as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its advertising business. In connection with the transaction, the Company received $715.6 million in total consideration, consisting of $430.6 million in cash and 596.9 million ordinary shares of Tripledot, valued at $285.0 million. The cash consideration of $430.6 million included $400.0 million as specified in the purchase agreement and $30.6 million in purchase price adjustments in accordance with the terms of the purchase agreement. The Tripledot shares received represented approximately 22% of its outstanding ordinary shares and 20% of its fully diluted equity capitalization as of the closing date, and were accounted for as an equity method investment.
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
The following table summarizes the results of the Apps Business presented as loss from discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Revenue	$325,047
Costs and expenses:
Cost of revenue	119,552
Sales and marketing	123,573
Research and development	66,512
General and administrative	2,978
Goodwill impairment	188,943
Total costs and expenses	501,558
Loss from operations	(176,511)
Other income:
Other income, net	299
Total other income, net	299
Loss from discontinued operations before income taxes	(176,212)
Benefit from income taxes	(29,093)
Loss from discontinued operations, net of income taxes	$(147,119)

The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations, as reflected in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Amortization, depreciation and write-offs	$47,941
Stock-based compensation	$2,268
Goodwill impairment	$188,943
Acquisition of intangible assets	$1,542
Goodwill Impairment
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
On February 12, 2025, the Company entered into a non-binding term sheet to sell its Apps Business to Tripledot. As of March 31, 2025, the Apps Business was not classified as held for sale, as the criteria required for such classification had not yet been met. However, the Company identified the non-binding term sheet combined with negotiations throughout the first quarter of 2025 to sell the Apps Business as an indicator of impairment for the Apps reporting unit and performed an interim quantitative goodwill impairment test as of March 31, 2025. Based on this assessment, the Company determined that the carrying amount of the Apps reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $188.9 million. This charge was included in loss from discontinued operations, net of income taxes, for the three months ended March 31, 2025.
At the time the interim impairment test was performed, the Company had not yet determined the fair value of the total consideration, which was subject to the valuation of the equity consideration at the closing of the transaction. As a result, the Company estimated the fair value of the Apps reporting unit using the discounted cash flow method of the income approach. Key valuation inputs included projected future cash flows, risk-adjusted discount rates and long-term growth rates, which were based on management’s estimates and assumptions believed to be reasonable and reflective of known market conditions as of the interim impairment test date. The resulting fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.
3. Revenue
Revenue from Contracts with Customers
The Company generates substantially all of its revenue from Axon Ads Manager, the Company's AI-powered demand-side advertising solution that deploys advertiser capital at their return goals. The Company’s performance obligation is to provide customers with access to its advertising solution, which facilitates the advertisers’ purchase of advertising inventory from publishers primarily on an impression or action basis.
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
The transaction price is determined dynamically based on advertisers’ campaign goals, less consideration paid or payable to publishers. Revenue is recognized for impression-based arrangements when an ad impression is delivered, and for action-based arrangements when the specified action (such as a click or install) occurs.
The Company’s terms and conditions generally stipulate payment terms of 30 days after the end of the month. Substantially all of the Company's contracts with customers are cancelable at any time.
Revenue from other services was not material for any period presented.
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.

Disaggregation of Revenue
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$907,219	$615,703
Rest of the world	935,230	543,271
Total revenue	$1,842,449	$1,158,974
4. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of March 31, 2026 and December 31, 2025, the Company held $200.0 million and $200.1 million in money market funds, respectively, which were classified as Level 1 within the fair value hierarchy.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $139.2 million and $118.7 million as of March 31, 2026 and December 31, 2025, respectively, which are measured using the net asset value ("NAV") practical expedient and accordingly, are not classified within the fair value hierarchy. Under the NAV practical expedient, the Company records investments based on the proportionate share of the underlying funds’ NAV as of the Company's reporting date. These investments are included in other non-current assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $139.2 million and the remaining unfunded commitments of $3.0 million as of March 31, 2026.
During the three months ended March 31, 2026, the Company made no capital contributions related to these investments. Unrealized gains on these investments were $19.3 million for the three months ended March 31, 2026, and were not material for the three months ended March 31, 2025.
Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income, net in the Company's condensed consolidated statement of operations. These investments are classified as Level 3 when measured due to impairment or qualifying observable price changes, as the valuation incorporates observable transaction prices and significant unobservable inputs.
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company's non-marketable equity securities were $19.6 million and $19.6 million, respectively, and were included in other non-current assets in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2026, there was no impairment or adjustment due to observable prices related to these investments.
5. Commitments and Contingencies
Commitments
As of March 31, 2026, the Company's non-cancelable minimum purchase commitments were primarily related to a multi-year contractual arrangement with a cloud computing services provider. In August 2024, the Company amended its agreement with the provider, committing to spending a minimum of $1.3 billion over a three-year period. By March 31, 2026, the Company had made payments of $780.4 million towards this commitment.
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
The Company records a liability for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible and the amount or range of loss can be reasonably estimated, the Company discloses the estimated loss or range of loss. The Company monitors legal matters and evaluates developments that could affect previously accrued amounts or related disclosure, or whether a previously unaccrued or undisclosed matter requires accrual or disclosure, and adjusts accruals and disclosures as appropriate. Determining the likelihood of loss and the amount or range of loss involves significant judgment.
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
As of March 31, 2026 and December 31, 2025, the Company had no material loss contingencies related to legal proceedings for which accrual or disclosure was required.
The Company expenses legal fees in the period in which they are incurred.
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of March 31, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible.
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
6. Goodwill and Intangible Assets, Net
The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2025	$1,539,986
Foreign currency translation	(16,936)
Balance as of March 31, 2026	$1,523,050
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of March 31, 2026			As of December 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	6.1	$524,716	$(230,465)	$294,251	$528,207	$(218,736)	$309,471
Developed technology	1.5	209,134	(166,726)	42,408	210,708	(159,274)	51,434
Other	3.3	65,632	(33,295)	32,337	65,790	(29,981)	35,809
Total intangible assets		$799,482	$(430,486)	$368,996	$804,705	$(407,991)	$396,714

The Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$11,807	$9,303
Sales and marketing	13,934	13,526
Total	$25,741	$22,829
7. Equity
The Company's board of directors authorized a share repurchase program in February 2022 for the Company's Class A common stock and has authorized additional amounts under the program from time to time, including an additional $3.2 billion authorized in 2025. As of December 31, 2025, $3.3 billion remained available for repurchases under the program. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 2,170,041 shares of Class A common stock for an aggregate amount, including commissions, taxes, and fees, of $1.0 billion. As of March 31, 2026, $2.3 billion remained available for repurchases under the program.
Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company's discretion.
The Company retires its Class A common stock upon repurchase, and records the excess of repurchase price over par value for shares repurchased to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, the Company records the excess of repurchase price over par value for shares repurchased first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s condensed consolidated statements of stockholders’ equity.
8. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan. There were no material equity award issuances during the three months ended March 31, 2026.
Stock-based compensation included in the Company's condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$59	$1,100
Sales and marketing	3,232	15,966
Research and development	67,374	27,793
General and administrative	12,804	14,256
Stock-based compensation from continuing operations	83,469	59,115
Stock-based compensation from discontinued operations	—	2,268
Total stock-based compensation	$83,469	$61,383
9. Earnings Per Share
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic EPS:
Numerator:
Net income from continuing operations	$1,205,613	$723,538
Less: income attributable to participating securities	—	(181)
Net income from continuing operations attributable to common stockholders - Basic	1,205,613	723,357
Loss from discontinued operations, net of income taxes, attributable to common stockholders - Basic	—	(147,082)
Net income attributable to common stockholders - Basic	$1,205,613	$576,275
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	337,399	339,837
Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$3.57	$2.13
Discontinued operations	—	(0.43)
Basic net income per share	$3.57	$1.70

Diluted EPS:
Numerator:
Net income from continuing operations attributable to common stockholders - Basic	$1,205,613	$723,357
Re-allocation of participating securities considered potentially dilutive securities	—	3
Net income from continuing operations attributable to common stockholders - Diluted	1,205,613	723,360
Loss from discontinued operations, net of income taxes, attributable to common stockholders - Diluted	—	(147,083)
Net income attributable to common stockholders - Diluted	$1,205,613	$576,277
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	337,399	339,837
Weighted-average dilutive stock awards	1,330	5,041
Weighted-average shares used in computing net income (loss) per share - Diluted	338,729	344,878
Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$3.56	$2.10
Discontinued operations	—	(0.43)
Diluted net income per share	$3.56	$1.67

	As of March 31,
	2026	2025
Anti-dilutive potential common stock excluded	133	117
10. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. Each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2026 annual effective tax rate differs from the U.S. statutory rate primarily due to jurisdictional mix of earnings, and foreign-derived income deduction.
During the three months ended March 31, 2026, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.

11. Segment
The Company determines its operating segments based on how its Chief Operating Decision Maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is its Chief Executive Officer.
The Company operates as a single operating and reportable segment, providing end-to-end advertising solutions through Axon Ads Manager, MAX, Adjust, and Wurl. Revenue is primarily generated from fees paid by advertisers for advertisements placed in mobile applications owned by third-party publishers. As described in Note 2 – Discontinued Operations, the former Apps Business is classified as discontinued operations and excluded from segment results for all periods presented.
As a single reportable segment entity, the Company has determined that its measure of profit or loss is net income from continuing operations, which is the measure most consistent with U.S. GAAP. The CODM uses net income from continuing operations to allocate resources during the annual budgeting and forecasting process, evaluate operating strategies, and assess performance across periods.
The table below is a summary of the segment net income from continuing operations, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$1,842,449	$1,158,974
Less:
Datacenter costs	162,229	122,358
Personnel related expenses	51,513	55,191
Interest expense	51,159	52,888
Provision for income taxes	225,795	71,068
Amortization, depreciation and write-offs	33,665	31,946
Stock-based compensation	83,469	59,115
Other expenses[1]	29,006	42,870
Net income from continuing operations	$1,205,613	$723,538

1 Other expenses include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.
12. Related Party Transactions
During the three months ended March 31, 2026, the Company recognized $24.8 million in revenue related to Tripledot and its subsidiaries’ use of Axon Ads Manager, reflecting their advertiser spend net of amounts paid or payable to them as publishers.
The Company had no other material related party transactions for the three months ended March 31, 2026 and 2025.

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
Overview
Our mission is to create meaningful connections between companies and their ideal customers. We provide end-to-end AI-powered advertising solutions for businesses to reach, monetize, and grow their global audience. Our scaled business model is intricately linked to the advertising ecosystem, providing a durable competitive advantage. We generate revenue when our advertisers achieve their return on advertising spend targets with our advertising solutions, ensuring that their success directly fuels our growth.
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
Our advertising solutions include Axon Ads Manager, MAX, Adjust, and Wurl. Clients use Axon Ads Manager to automate, optimize, and manage customer acquisition. They set marketing and transaction goals, and Axon Ads Manager maximizes advertising spend at their return on advertising spend targets and other marketing objectives. Axon Ads Manager comprises the vast majority of revenue. Revenue represents the dynamically-priced amount charged to advertisers based on their campaign goals, less consideration paid or payable to publishers.
Publishers use MAX to optimize the sale of their app advertising inventory to demand-side platforms and ad networks. The MAX tool provides insights to manage against key performance indicators, understand the long-term value of users, and help manage profitability. Revenue from MAX is generated based on a percentage of winning auction spend. As demand-side platforms continue to improve their recommendation systems and more apps adopt in-app advertising, we expect growth in the adoption of, and revenue from, MAX.
Advertising clients use Adjust's measurement and analytics marketing platform to better understand their users' journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Advertising clients use Wurl's connected TV ("CTV") platform to distribute streaming video and maximize revenue. Revenue from Wurl is primarily generated from content companies and streamers typically on a usage-based and/or CPM model.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income adjusted for loss from discontinued operations, net of income taxes, interest expense, other income, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation, transaction-related expense, restructuring costs (benefits), and non-operating foreign exchange gain, as we believe these items are not reflective of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2026 and 2025, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
Revenue	$1,842,449	$1,158,974
Net income	1,205,613	576,419
Net margin	65.4%	49.7%
Loss from discontinued operations, net of income taxes	—	147,119
Net income from continuing operations	1,205,613	723,538
Net margin from continuing operations	65.4%	62.4%
Adjusted as follows:
Interest expense	51,159	52,888
Other income, net[1]	(41,360)	(8,644)
Provision for income taxes	225,795	71,068
Amortization, depreciation and write-offs	33,665	31,946
Non-operating foreign exchange gain	(1,266)	(320)
Stock-based compensation	83,469	59,115
Transaction-related expense[2]	(49)	4,583
Restructuring costs (benefits)[2]	(107)	3,598
Adjusted EBITDA	$1,556,919	$937,772
Adjusted EBITDA margin	84.5%	80.9%

1 Excludes recurring operational foreign exchange gains and losses.
2 Negative amount reflects a reversal of amounts expensed in prior periods.
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
The following table provides our Free Cash Flow for the three months ended March 31, 2026 and 2025, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$1,291,393	$831,712
Less:
Purchase of property and equipment	(413)	(138)
Principal payments of finance leases	(4,232)	(5,843)
Free Cash Flow	$1,286,748	$825,731
Net cash used in investing activities	$(5,247)	$(22,664)
Net cash used in financing activities	$(1,012,232)	$(1,002,217)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our advertising solutions to enhance their effectiveness and value proposition for our clients. We expect to continue to invest in our technology and to incur related costs, including costs to attract and retain critical engineering talent, such as stock-based compensation, as well as datacenter costs as we continue to launch enhancements to our Axon recommendation system. We believe investments in our technology will further improve effectiveness for advertisers. Our investments will also allow us to continue to enter into and expand into new verticals outside of gaming, such as e-commerce and CTV. We also continue to opportunistically explore strategic transactions related to our advertising solutions and the expansion of the markets we serve.
Attract and retain clients
We rely on existing clients for a significant portion of our revenue. As we improve our advertising solutions, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. We believe there is significant room for us to further expand our relationships with existing clients and increase their usage of our advertising solutions, as well as to onboard new clients. We expect to continue to invest in sales and marketing to enhance awareness of the Axon brand and drive new client acquisition.
Changes to the mobile app and advertising ecosystems
Our business and results of operations are and will continue to be, impacted by industry factors that drive the overall performance and growth of the mobile app and advertising ecosystems. Mobile app developers rely on third-party platforms, such as the Apple App Store and Google Play Store, among others, to distribute apps, collect payments made for in-app purchases, and target users with relevant advertising. These third-party platforms have significant market power and discretion to set platform fees, select which apps to promote, and decide how much consumer information to provide to advertising networks that enable our advertising solutions to target users with personalized and relevant advertising and allocate marketing campaigns in an efficient and cost-effective manner. Any changes made to the policies of these third-party platforms can drive rapid change across the mobile app and advertising ecosystems. Both the Apple App Store and Google Play Store have made various changes to their policies in recent years, as further discussed in the section titled “Risk Factors–Risks Related to Our Business, Operations and Industry–If third-party platforms change their policies in a way that harms our business, including the design and effectiveness of our advertising solutions, our business, financial condition, and results of operations could be adversely affected.” The mobile app and advertising ecosystems also continue to be subject to an evolving legal and regulatory landscape, including with respect to data protection, privacy, and AI. We must continue to innovate and stay ahead of developments in the advertising and mobile app ecosystems in order for our business to succeed and our results of operations to continue to improve.

Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees collected from advertisers spending on Axon Ads Manager, which are determined dynamically based on advertisers' campaign goals. Revenue from other services was not material. Revenue does not include the results of our former Apps Business, which is classified as discontinued operations.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of datacenter costs related mainly to third-party cloud computing services, amortization of acquired technology-related intangible assets and finance lease right-of-use assets related to certain servers and networking equipment, and third-party payment processing fees related to customer transactions.
Sales and marketing. Sales and marketing expenses consist primarily of personnel-related expenses including salaries, benefits, and stock-based compensation for employees engaged in sales and marketing activities, expenses related to marketing programs and other advertising activities, and amortization of acquired user-related intangible assets.
Research and development. Research and development expenses consist primarily of personnel-related expenses including salaries, benefits, and stock-based compensation for employees engaged in research and development activities related to existing and new products.
General and administrative. General and administrative expenses consist primarily of personnel-related expenses including salaries, benefits, and stock-based compensation for employees engaged in finance, accounting, legal, human resources and other administrative support functions, professional services fees related to legal, accounting, recruiting, and other administrative services (including acquisition or other transaction-related expenses), facilities related costs and other corporate expenses.
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
Provision for income taxes. We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, deduction related to foreign-derived income, future changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. Additionally, our effective tax rate can vary based on the amount of pre-tax income or loss.

Results of Operations
In this section, we discuss the results of our operations for the three months ended March 31, 2026 and 2025.
The following tables summarize our historical condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$1,842,449	$1,158,974
Costs and expenses:
Cost of revenue(1)(2)	203,632	151,680
Sales and marketing(1)(2)	60,751	59,383
Research and development(1)	94,104	56,406
General and administrative(1)	44,029	51,523
Total costs and expenses	402,516	318,992
Income from operations	1,439,933	839,982
Other income (expense):
Interest expense	(51,159)	(52,888)
Other income, net	42,634	7,512
Total other expense, net	(8,525)	(45,376)
Income before income taxes	1,431,408	794,606
Provision for income taxes	225,795	71,068
Net income from continuing operations	1,205,613	723,538
Loss from discontinued operations, net of income taxes	—	(147,119)
Net income	$1,205,613	$576,419
__________________
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$59	$1,100
Sales and marketing	3,232	15,966
Research and development	67,374	27,793
General and administrative	12,804	14,256
Total stock-based compensation	$83,469	$59,115

(2) Includes amortization expense related to intangible assets as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$11,807	$9,303
Sales and marketing	13,934	13,526
Total amortization expense related to intangible assets	$25,741	$22,829

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Costs and expenses:
Cost of revenue	11%	13%
Sales and marketing	3%	5%
Research and development	5%	5%
General and administrative	2%	4%
Total costs and expenses	22%	28%
Income from operations	78%	72%
Other income (expense):
Interest expense	(3)%	(5)%
Other income, net	2%	1%
Total other expense, net	—%	(4)%
Income before income taxes	78%	69%
Provision for income taxes	12%	6%
Net income from continuing operations	65%	62%
Loss from discontinued operations, net of income taxes	0%	(13)%
Net income	65%	50%
_________________
(1) Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Revenue	$1,842,449	$1,158,974	59%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, our revenue increased by $683.5 million, or 59%, compared to the same period in the prior year due primarily to improved Axon Ads Manager, where net revenue per installation increased 93%, partially offset by a decrease in the volume of installations of 18%.
Cost of revenue

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Cost of revenue	$203,632	$151,680	34%
Percentage of revenue	11%	13%
Cost of revenue in the three months ended March 31, 2026 increased by $52.0 million, or 34%, compared to the same period in the prior year, due primarily to an increase of $39.9 million in expenses associated with operating our network infrastructure driven by the growth in our operations.

Sales and marketing

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Sales and marketing	$60,751	$59,383	2%
Percentage of revenue	3%	5%
Sales and marketing expenses in the three months ended March 31, 2026 increased by $1.4 million, or 2%, compared to the same period in the prior year, due primarily to an increase of $16.7 million in advertising and marketing program costs, partially offset by a decrease of $15.3 million in personnel-related expenses related to a decrease in stock-based compensation-related payroll costs.
Research and development

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Research and development	$94,104	$56,406	67%
Percentage of revenue	5%	5%
Research and development expenses in the three months ended March 31, 2026 increased by $37.7 million, or 67%, compared to the same period in the prior year, due primarily to an increase of $36.5 million in personnel-related expenses related to an increase in stock-based compensation-related payroll costs.
General and administrative

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
General and administrative	$44,029	$51,523	(15)%
Percentage of revenue	2%	4%
General and administrative expenses in the three months ended March 31, 2026 decreased by $7.5 million, or 15%, compared to the same period in the prior year, due to a decrease of $6.2 million in bad debt expense and a decrease of $2.1 million in professional services costs primarily associated with transaction-related expenses.
Interest expense

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Interest expense	$(51,159)	$(52,888)	(3)%
Percentage of revenue	(3)%	(5)%
In the three months ended March 31, 2026, interest expense decreased by $1.7 million, or 3%, compared to the same period in the prior year, due primarily to a decrease of $0.9 million in interest expense as a result of outstanding borrowings in the prior year period under our revolving credit facility.

Other income, net

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Other income, net	$42,634	$7,512	**
Percentage of revenue	2%	1%

** Not meaningful
In the three months ended March 31, 2026, other income, net increased by $35.1 million compared to the same period in the prior year, due primarily to a net fair value remeasurement gain of $20.7 million related to our investments in non-marketable equity securities in the current period and an increase in interest income of $14.1 million driven by an increase in cash and cash equivalents.
Provision for income taxes

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025

	(in thousands, except percentages)
Provision for income taxes	$225,795	$71,068	**
Percentage of revenue	12%	6%

** Not meaningful
In the three months ended March 31, 2026, the provision for income taxes increased by $154.7 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended March 31, 2026, foreign income taxed at different rates, and a decrease in stock-based compensation benefits, partially offset by an increase in foreign-derived income deduction.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $2.8 billion, consisting primarily of cash in checking and interest-bearing deposit accounts, as well as investments in money market funds. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under our 2024 Credit Agreement that provides for a $1.0 billion unsecured revolving credit facility, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our share repurchases. In addition, we may enter into additional strategic investments in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate, or we may opportunistically seek additional financing. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.

The following table summarizes our cash flows for the periods indicated (all periods include cash flows from continuing and discontinued operations, to the extent applicable):

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$1,291,393	$831,712
Net cash used in investing activities	$(5,247)	$(22,664)
Net cash used in financing activities	$(1,012,232)	$(1,002,217)
Operating Activities
Net cash provided by operating activities was $1.3 billion for the three months ended March 31, 2026, primarily consisting of $1.2 billion of net income, adjusted for certain non-cash items, including $83.4 million of stock-based compensation and $33.7 million of amortization, depreciation and write-offs, which were partially offset by a net decrease in operating assets and liabilities of $14.8 million.
Net cash provided by operating activities was $831.7 million for the three months ended March 31, 2025, primarily consisting of $576.4 million of net income, adjusted for certain non-cash items, including $188.9 million of goodwill impairment, $79.9 million of amortization, depreciation and write-offs, and $61.3 million of stock-based compensation, which were partially offset by a net decrease in the operating assets and liabilities of $82.9 million.
The improvement in cash flows from operating activities during the three months ended March 31, 2026 compared to the same period in the prior year was primarily driven by increased cash collections from customers due to revenue growth, partially offset by increased publisher payments, operational spending, and cash paid for income taxes.
Investing Activities
Net cash used in investing activities was $5.2 million for the three months ended March 31, 2026 and primarily related to payments for initial direct costs of certain new leases.
Net cash used in investing activities was $22.7 million for the three months ended March 31, 2025, primarily consisting of $18.7 million in purchases of non-marketable equity securities and $2.3 million in capitalized software development costs.
Financing Activities
Net cash used in financing activities was $1.0 billion for the three months ended March 31, 2026, primarily driven by $981.7 million in share repurchases under our share repurchase program and $26.9 million in payments for withholding taxes related to the net share settlement of equity awards.
Net cash used in financing activities was $1.0 billion for the three months ended March 31, 2025, primarily driven by $1.0 billion in share repurchases under our share repurchase program, $185.7 million in payments for withholding taxes related to the net share settlement of equity awards, and payments of licensed asset obligation of $13.5 million, partially offset by proceeds of $200.0 million from borrowings under the revolving credit facility pursuant to the 2024 Credit Agreement.
Share Repurchase Program
During the three months ended March 31, 2026, we repurchased and retired 2.2 million shares of Class A common stock for $1.0 billion. As of March 31, 2026, $2.3 billion remained available for repurchases under the program. The program has no expiration date, does not obligate us to repurchase any specific amount of stock, and may be modified, suspended, or terminated at any time at our discretion. For additional information, see Note 7 – Equity of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations
Except for scheduled payments from the ongoing business, there were no other material changes to our commitments under contractual obligations since December 31, 2025. For additional information, see Note 5 – Commitments and Contingencies of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation
Beginning in early March 2025, certain alleged stockholders filed putative class action complaints against the Company, Adam Foroughi, Matthew Stumpf, and/or Herald Chen asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees. On March 5, 2025, Michael Quiero filed the first complaint against the Company, Adam Foroughi, and Matthew Stumpf in the U.S. District Court for the Northern District of California (the “Northern District of California”); on March 24, 2025, Ben Brownback filed the second complaint in the same court against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (the “Brownback Action”); and on April 17, 2025, the Wayne County Employees’ Retirement System filed the third complaint against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (collectively, the “Securities Complaints”). In May 2025, Michael Quiero and the Wayne County Employees’ Retirement System voluntarily dismissed the complaints they filed in the Northern District of California. The U.S. District Court subsequently appointed lead plaintiffs and lead plaintiffs’ counsel in the Brownback Action, and the lead plaintiffs filed an Amended Complaint on September 12, 2025, adding Basil Shikin as a defendant (the "Amended Complaint"). The Amended Complaint alleges that the defendants made materially false and misleading statements regarding the Company's advertising solutions and financial growth. The Amended Complaint alleges a putative class period running from November 7, 2024 through March 27, 2025. The defendants filed a motion to dismiss the Amended Complaint in November 2025, and that motion was fully briefed as of February 2026. We believe that these allegations lack merit and will vigorously contest this action.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes, before making a decision to invest in our Class A common stock. These risk factor disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Further, the risks and uncertainties we have described are not the only ones we face. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•our recent rapid growth and our ability to manage growth;
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
Malware (including ransomware), viruses, social engineering (predominantly spear phishing attacks or smishing), and general hacking have become more prevalent in the advertising and mobile app ecosystems. Some of these have occurred on our systems and otherwise in our business in the past, and we expect they will continue to occur in the future. We regularly encounter attempts to create false or undesirable client accounts or take other actions for purposes such as spamming or other objectionable ends. Any actual or attempted breaches, incidents, or attacks may cause disruptions or interruptions to our advertising solutions, or other offerings, degrade the user experience, impair, disrupt, or interrupt our systems and networks and other systems and networks used in our business, or adversely affect our reputation, business, financial condition, and results of operations. Our efforts to protect our advertising solutions, and other offerings, our systems and other systems used in our business, and our data, user data, and information from clients, partners, and other third parties, and to disable or otherwise respond to undesirable activities on our offerings, may also be unsuccessful due to software bugs or other technical defects, errors, or malfunctions; employee, contractor, vendor, or partner error or malfeasance, including defects or vulnerabilities in information technology systems or offerings; cyberattacks, including attacks designed to disrupt systems or facilities; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. Additionally, any such breach, incident, attack, malfunction, defect, or vulnerability, or the perception that any of these has occurred, may cause clients or their end users to lose confidence and trust in our advertising solutions or other offerings and otherwise harm our reputation and market position.
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
Cyberattacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods. Although we have developed systems and processes that are designed to protect first- and third- party data and information; to prevent data loss; to disable undesirable accounts and activities on our advertising solutions or other offerings; and to prevent and detect security breaches, we cannot assure you that such measures will provide comprehensive security, that we have been or will be able to identify breaches or other incidents or to react to them in a timely manner, or that our remediation efforts will be successful. We experience cyberattacks and other security incidents of varying degrees from time to time, and we may incur significant costs in investigating, protecting against, litigating, or remediating such incidents. We may face increased risks of cyberattacks and other security incidents as a result of increases in remote work. Our use of third-party systems for remote workforce operations introduces security risks and increased cyberattacks, such as phishing attacks by threat actors as a method for targeting personnel. Further, in connection with geopolitical events and conflicts, such as those in Ukraine and the Middle East, there may be a heightened risk of potential cyberattacks by state actors or others.
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
In addition to our efforts to mitigate cybersecurity risks, we are working to combat misuse of our services and end user data by third parties. We may not discover all such incidents or related activities in connection with these efforts, and we may instead be notified of such incidents or activity by clients, end users, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the processing of user data or use of our systems in manners inconsistent with our terms, contracts or policies, the existence of false or undesirable accounts, improper advertising practices, spamming, or unsecured datasets, and may also include other forms of misuse. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate or respond to any such incidents effectively or in a timely manner. Any of the foregoing developments, or any reports of them occurring or the perception that any of them has occurred, could adversely affect trust and engagement, harm our brand and reputation, require us to change our business practices, result in claims, demands, investigations, and other proceedings by private parties or governmental actors, and fines, penalties, and other liability or obligations, and adversely affect our business, financial condition, and results of operations.
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
Similarly, in January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, which limits cross-site tracking. Also, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB's Transparency and Consent Framework when serving personalized ads to users in the EEA or the UK. To adapt to these changes, we released the MAX SDK version 12.0.0+ to support integration with Google's CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of any third-party platform may adversely affect our business, financial condition, and results of operations.
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
Our future success depends in significant part on the continued service of our key management and engineering personnel, including our co-founder and CEO, Adam Foroughi. Our ability to compete and grow depends in part on the efforts and talents of these employees and executives, who are important to our vision, strategic direction, culture, products, and technology. We do not have employment agreements, other than offer letters, with Mr. Foroughi or other members of our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of Mr. Foroughi or any other member of our senior management team could cause disruption and adversely affect our business, financial condition, or results of operations.
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
We face significant competition in the advertising ecosystem. Advertisers often engage with numerous advertising platforms and networks to purchase advertisements and developers often engage with numerous tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences, manage or optimize their advertising campaigns, or monetize their content. These companies vary in size and include Meta, Google, Amazon, and Unity Software as well as various private companies, several of which are also our partners and clients. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our advertising solutions.
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
In the past, we have grown by expanding our offerings into new business opportunities and we expect to continue to do so. We have dedicated resources to expanding into adjacent business opportunities in which large competitors have an established presence, such as e-commerce. For example, since 2024 we have begun expanding our customer base to include web-based e-commerce advertisers. Additionally, our future growth may include expansion into additional features for our advertisers and publishers, other mobile app sectors, social, connected TV markets, or other opportunities which may require significant investment in order to launch and which may not prove successful. Further, any such expansion may subject us to new or additional laws and regulations, compliance with which may be burdensome and costly. Our future growth depends in part on our ability to correctly identify areas of investment and to cost-effectively execute on our plans. For example, we generate revenue through our Wurl CTV business which provides streaming content distribution and advertising services, markets which remain nascent and may not develop as we expect over time. There can be no assurance that we will achieve broader adoption among e-commerce advertisers or that we will effectively develop technology for our advertising solutions that will allow us to successfully expand into new markets.
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
•export or import regulations; and
•trade restrictions, such as sanctions, and tariff restrictions.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies, and we intend to continue to evaluate and pursue strategic transactions. For example, we acquired Adjust in April 2021, Twitter's MoPub business in January 2022, and Wurl in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company.
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
In addition, we have in the past chosen, and may in the future also choose, to divest certain businesses or product lines. For example, in June 2025, we sold our Apps Business. As a result of this divestiture, we no longer generate Apps revenue and we may not achieve the desired strategic and financial benefits. Any future divestitures or similar transactions may, among other risks, result in reduced revenue, cause us to incur additional expenses, disrupt third-party or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations or any agreement to provide transition services.
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
Harm to our brands and reputation can arise from many sources, including actions of our business partners, service disruptions or technical issues, or legal or regulatory scrutiny. Even allegations may harm our reputation and brands and cause the market price of our Class A common stock to decline. We have from time to time in the past been, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands, divert management attention and resources, and deter clients or potential clients from using our solutions. If we do not successfully maintain, protect or enhance our brand and reputation, our business could be materially and adversely affected.
Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.
We rely on third parties for various aspects of our business, including demand-side platforms, SDK bidders, agencies, advertisers, and publishers who use our advertising solutions. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms and SDK bidders may be given access to personal information in order to bid on advertising inventory and in violation of our contracts, and they may misappropriate and engage in unauthorized use of our information, technology, or customers' data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to our policies or country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps and advertisers in other regulated industries and markets (including alcohol, CBD/hemp, financial services, and health & wellness), each of which imposes additional legal and regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our advertising solutions, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies. Any of the foregoing activities may from time to time cause us to incur losses, impose additional operational costs to protect our platform, trigger additional law enforcement or other inquiries, put our reputation at risk, and otherwise adversely affect our business, financial condition, and results of operations.
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
We transfer personal data relating to our employees, clients and/or their users from the European Economic Area (“EEA”), the United Kingdom, Switzerland, and/or other jurisdictions to the United States and other countries. Following the invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks by the Court of Justice of the European Union in 2020 and the imposition of additional requirements regarding the use of standard contractual clauses (“SCCs”), cross-border data transfer mechanisms have been subject to heightened regulatory scrutiny, evolving guidance, and legal challenge. The European Commission adopted updated SCCs in 2021, and the United Kingdom has implemented its own contractual transfer mechanisms, which have increased compliance complexity and costs. In July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), and related frameworks for the United Kingdom and Switzerland subsequently became effective. We are certified under these frameworks, where applicable; however, they are subject to ongoing review and potential legal challenge and may be modified, suspended, or invalidated in the future. Regulators in certain European jurisdictions have also taken the position that specific data transfer practices, including the use of certain analytics tools, may result in unlawful transfers of personal data to the United States. If existing data transfer mechanisms are restricted or invalidated, or if additional measures are required, we and our business partners and service providers may need to implement alternative or supplemental safeguards, renegotiate contracts, or modify our operations, which could increase costs, limit our ability to process personal data, disrupt our advertising solutions or other offerings, and expose us and our customers to regulatory investigations or enforcement actions. Similar cross-border data transfer restrictions under other current or future laws such as Brazil’s General Data Protection Law and China’s Personal Information Protection Law may further increase compliance burdens and adversely affect our business, financial condition, and results of operations.
Moreover, there are increasing restrictions in the United States on certain personal sensitive data transfers to certain foreign countries. The Department of Justice finalized a final rule implementing Executive Order 14117, effective April 2025, which prohibits data transfer of personal identifiers, precise geolocation data, biometric identifiers, health data, and financial data over a certain bulk threshold to identified countries of concern (i.e., China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela). The rule also restricts data brokerage agreements, investment agreements, employment agreements, and vendor agreements involving such data and countries of concern. Violations of the rule may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China, where we have operations.
Another example of increasingly stringent privacy legislation is California’s passage of the CCPA, which went into effect in 2020, and created new privacy rights for residents, including a private right of action for data breaches. The CPRA went into effect in 2023 and significantly modified the CCPA, increasing compliance complexity and uncertainty. Additionally, other states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which are comprehensive statutes containing obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. Certain of these laws provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. The U.S. federal government is also contemplating federal privacy legislation, and California and other states continue to adopt initiatives aimed at data protection and data privacy, including requirements regarding data retention and deletion that may be or may become applicable to us. Our efforts to comply with the CCPA, as modified by the CPRA, and other existing and future legal requirements have required and will continue to require us to devote significant operational resources and incur significant costs and expenses. Our compliance and oversight efforts regarding privacy, data protection, and security require significant time and attention from our management and board of directors.
Further, children’s privacy continues to be a focus of enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. For example, enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR, the CCPA, as modified by the CPRA, and other laws contain their own prohibitions and requirements relating to processing the personal information of children. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered in other jurisdictions. While our terms of use prohibit publishers and advertisers from using our services in connection with end users who qualify as a “child” under applicable laws or content exclusively designed for or exclusively directed to children under applicable laws and app store policies, and we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, as modified by the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
Additionally, several jurisdictions have enacted or proposed laws imposing new privacy obligations related to health-related personal information beyond traditional medical privacy laws like the Health Insurance Portability and Accountability Act, which laws can broadly define consumer health data and in certain cases include private rights of action. Ongoing developments regarding laws and regulations concerning privacy, information security, data protection, consumer protection, advertising, and other factors that may be relevant to our business may increase compliance burdens, legal risks, and operational costs for us, our clients, and others in the advertising technology ecosystem. We endeavor to comply with applicable industry standards and are subject to the terms of our privacy-related obligations and commitments to clients, end users, and third parties. We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that laws, policies, legal obligations, or industry codes of conduct may be implemented, modified, or interpreted in manners that could prevent us from offering services to categories of persons, such as residents of a certain jurisdiction, or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our terms of use or privacy policy; with applicable laws, regulations, or legal, contractual, or other actual or asserted obligations to clients, end users, or third parties concerning the matters discussed in this risk factor, for any reason; or any compromise of security that results, or is perceived to result, in the unauthorized release or transfer of personal information or other data may result in governmental enforcement actions, enforcement proceedings or other proceedings, claims, demands, and litigation by private parties, or public statements against us by consumer advocacy groups or others and could cause a loss of trust in us, which could adversely affect our business, financial condition, or results of operations. We could also be subject to significant penalties, fines and other costs, or other remedies. Additionally, if third parties we work with, such as advertisers, publishers, vendors, service providers, or other business partners violate applicable laws or our policies, such violations may also put personal information at risk and could in turn adversely affect our reputation, business, financial condition, and results of operations.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, which could subject us to claims or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, sanctions, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business. As our advertising solutions grow and evolve, including through the use of and integration of AI technologies, and are used in a greater number of countries and on a larger scale, we expect to become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. These laws and requirements may also require us to update our compliance programs and our business practices, which may be burdensome and costly, and we may face claims and penalties for failure, including inadvertent failure, to comply. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
We use AI technologies in connection with the development of our advertising solutions, including Axon AI, our advertising recommendation engine, and other product offerings, as well as in other aspects of our business, and we will continue to invest in the expansion of our AI capabilities. For example, we have begun to introduce tools that create AI-generated interactive ads and video creatives for advertisers. These technologies are complex and rapidly evolving, and the development of AI technologies can require significant investment. Expanding our AI capabilities subjects us to many of the risks discussed elsewhere in this Risk Factors section, including risks relating to rapid technological change, the highly technical nature of software, and competition.
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
We are subject to the Foreign Corrupt Practices Act (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-corruption and anti-bribery laws applicable in the jurisdictions in which we conduct business. Anti-corruption and anti-bribery laws prohibit companies, their employees, and third-party business partners, representatives, and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we continue to expand our business internationally, our risks under these laws increase.
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
We are subject to tax laws, regulations, and rulings in the United States and numerous foreign jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, in the tax regimes that we are subject to or operate under could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, the Inflation Reduction Act of 2022, enacted in August 2022, imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. In addition, a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development ("the OECD"), have enacted changes to existing tax laws or new laws that could impact our tax obligations, including a framework that imposes a 15% global minimum tax, which has been implemented into the domestic laws of some non-U.S. jurisdictions, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a "side-by-side" elective safe harbor that exempts electing U.S.-parented multinational entities from certain provisions of the global minimum tax for fiscal years beginning on or after January 1, 2026. Additionally, the One Big Beautiful Bill Act ("OBBBA"), enacted in July 2025, modifies existing U.S. tax laws, including by permitting the deduction of certain U.S. research and development expenditures and changing the calculation and deductibility of certain provisions related to international income for U.S. federal income tax purposes. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We collect sales tax and value added taxes in a number of jurisdictions. Sales and use, value added, digital advertising, digital services, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, following the U.S. Supreme Court’s ruling in June of 2018 in South Dakota v. Wayfair, Inc., U.S. states may require an out-of-state seller with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to sales tax to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers, create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
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
As of March 31, 2026, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of March 31, 2026, we did not have outstanding borrowings under the Credit Agreement.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder and CEO, and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2026, the Voting Agreement Parties collectively held approximately 67% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
Section 22 of the Securities Act of 1933, as amended (the “Act”) creates concurrent jurisdiction for federal and state courts over all such actions brought under the Act. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Act.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended March 31, 2026, we issued 928 shares of our Class A common stock upon the vesting and settlement of restricted stock units issued under our 2021 Partner Studio Incentive Plan.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Act by virtue of Section 4(a)(2) of the Act and Regulation S promulgated under the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2026	556	$561.32	556	$2,971
February 1 - 28, 2026	708	$405.70	708	$2,684
March 1 - 31, 2026	906	$447.16	906	$2,282
Total	2,170		2,170
(1) In February 2022, our board of directors authorized a share repurchase program to purchase shares of our Class A common stock. In October 2025, our board of directors authorized an increase to the repurchase program of $3.2 billion, such that an aggregate amount of approximately $3.3 billion remained available for repurchases as of October 31, 2025. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 7 - Equity of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On March 3, 2026, Maynard Webb, a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to 40,000 shares of our Class A common stock held by Webb Investment Network LLC. The trading plan is scheduled to be effective until July 4, 2027, or earlier if all transactions under the trading plan are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Departure of Principal Accounting Officer
On April 30, 2026, Dmitriy Dorosh, the Company's principal accounting officer, tendered his resignation from his position with the Company effective May 31, 2026. Mr. Dorosh’s resignation was not a result of any disagreement on any matter relating to the Company’s operations, policies or procedures. Matthew Stumpf, the Company's Chief Financial Officer, will assume the role of principal accounting officer upon Mr. Dorosh's departure.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	AppLovin Corporation Outside Director Compensation Policy.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: May 6, 2026	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer)