Form 10-Q
period 2026-06-30
AppLovin Corp
filed 2026-08-05
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, the number of shares (in thousands) of the registrant’s Class A common stock outstanding was 304,443 and the number of shares (in thousands) of the registrant’s Class B common stock outstanding was 30,208.

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
•our ability to successfully expand our AI capabilities to support the further development of our advertising solutions, including Axon AI, our advertising recommendation system;
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

PART I – FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
AppLovin Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,053,306	$2,487,096
Accounts receivable, net	2,171,017	1,819,366
Prepaid expenses and other current assets	167,993	124,330
Total current assets	5,392,316	4,430,792
Property and equipment, net	111,948	122,445
Goodwill	1,518,587	1,539,986
Intangible assets, net	355,661	396,714
Equity method investments	289,959	287,666
Other non-current assets	600,660	482,007
Total assets	$8,269,131	$7,259,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$778,942	$746,977
Accrued and other current liabilities	475,016	586,811
Total current liabilities	1,253,958	1,333,788
Long-term debt	3,515,072	3,512,987
Other non-current liabilities	337,085	278,164
Total liabilities	5,106,115	5,124,939
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $0.00003 par value—100,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000 (Class A 1,500,000, Class B 200,000, Class C 150,000) shares authorized, 335,291 (Class A 305,084, Class B 30,208, Class C nil) and 338,313 (Class A 307,955, Class B 30,358, Class C nil) shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	575,057	446,550
Accumulated other comprehensive loss	(73,805)	(46,987)
Retained earnings	2,661,753	1,735,097
Total stockholders’ equity	3,163,016	2,134,671
Total liabilities and stockholders’ equity	$8,269,131	$7,259,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,923,686	$1,258,754	$3,766,135	$2,417,728
Costs and expenses:
Cost of revenue	225,801	155,076	429,433	306,756
Sales and marketing	63,394	46,917	124,145	106,300
Research and development	99,901	44,032	194,005	100,438
General and administrative	40,313	55,047	84,342	106,570
Total costs and expenses	429,409	301,072	831,925	620,064
Income from operations	1,494,277	957,682	2,934,210	1,797,664
Other income (expense):
Interest expense	(51,156)	(51,409)	(102,315)	(104,297)
Other income (expense), net	62,405	(22,269)	105,039	(14,757)
Total other income (expense), net	11,249	(73,678)	2,724	(119,054)
Income before income taxes	1,505,526	884,004	2,936,934	1,678,610
Provision for income taxes	238,988	112,148	464,783	183,216
Net income from continuing operations	1,266,538	771,856	2,472,151	1,495,394
Income (loss) from discontinued operations, net of income taxes	—	47,675	—	(99,444)
Net income	$1,266,538	$819,531	$2,472,151	$1,395,950

Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$3.77	$2.28	$7.34	$4.41
Discontinued operations	—	0.14	—	(0.30)
Basic net income per share	$3.77	$2.42	$7.34	$4.11

Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$3.76	$2.26	$7.32	$4.35
Discontinued operations	—	0.13	—	(0.29)
Diluted net income per share	$3.76	$2.39	$7.32	$4.06

Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	335,800	338,617	336,595	339,224
Diluted	337,031	342,194	337,875	343,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,266,538	$819,531	$2,472,151	$1,395,950
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(6,038)	68,036	(26,818)	97,947
Other comprehensive income (loss), net of tax	(6,038)	68,036	(26,818)	97,947
Comprehensive income	$1,260,500	$887,567	$2,445,333	$1,493,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	338,313	$11	$446,550	$(46,987)	$1,735,097	$2,134,671
Stock issued in connection with equity awards	214	—	597	—	—	597
Shares withheld related to net share settlement of equity awards	(63)	—	(26,177)	—	—	(26,177)
Repurchase of Class A common stock	(2,170)	—	—	—	(1,013,813)	(1,013,813)
Stock-based compensation	—	—	83,372	—	—	83,372
Other comprehensive loss, net of tax	—	—	—	(20,780)	—	(20,780)
Net income	—	—	—	—	1,205,613	1,205,613
Balances as of March 31, 2026	336,294	$11	$504,342	$(67,767)	$1,926,897	$2,363,483
Stock issued in connection with equity awards	143	—	4,683	—	—	4,683
Shares withheld related to net share settlement of equity awards	(41)	—	(19,577)	—	—	(19,577)
Repurchase of Class A common stock	(1,105)	—	—	—	(531,682)	(531,682)
Stock-based compensation	—	—	85,609	—	—	85,609
Other comprehensive loss, net of tax	—	—	—	(6,038)	—	(6,038)
Net income	—	—	—	—	1,266,538	1,266,538
Balances as of June 30, 2026	335,291	$11	$575,057	$(73,805)	$2,661,753	$3,163,016

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

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$2,472,151	$1,395,950
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation and write-offs	66,228	126,940
Goodwill impairment	—	188,943
Stock-based compensation, excluding cash-settled awards	168,981	97,026
Gain on divestiture, net of transaction costs	—	(106,229)
Other	(42,130)	41,617
Changes in operating assets and liabilities:
Accounts receivable	(352,557)	(291,551)
Prepaid expenses and other assets	(56,890)	20,691
Accounts payable	29,617	39,040
Accrued and other liabilities	(124,967)	91,511
Net cash provided by operating activities	2,160,433	1,603,938
Investing Activities
Proceeds from divestiture, net of cash divested	—	424,702
Purchase of non-marketable equity securities	—	(18,678)
Other investing activities	(7,688)	(27,140)
Net cash provided by (used in) investing activities	(7,688)	378,884
Financing Activities
Repurchases of common stock	(1,532,952)	(1,272,429)
Payment of withholding taxes related to net share settlement	(46,451)	(256,650)
Principal repayments of debt	—	(200,000)
Payments of licensed asset obligation	—	(13,532)
Proceeds from issuance of debt	—	200,000
Other financing activities	(3,248)	3,017
Net cash used in financing activities	(1,582,651)	(1,539,594)
Effect of foreign exchange rate on cash and cash equivalents	(3,884)	7,969
Net increase in cash and cash equivalents, including cash from discontinued operations	566,210	451,197
Less: net decrease in cash from discontinued operations	—	(44,381)
Net increase in cash and cash equivalents	566,210	495,578
Cash and cash equivalents at beginning of the period	2,487,096	697,030
Cash and cash equivalents at end of the period	$3,053,306	$1,192,608

Supplemental non-cash investing and financing activities disclosures:
Non-cash consideration received from divestiture	$—	$285,000
Transaction cost in connection with divestiture not yet paid	$—	$17,405
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$60,319	$(33,188)
Repurchases of common stock included in accrued liabilities	$18,457	$—
Acquisitions of software licenses not yet paid	$11,897	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$99,653	$99,553
Cash paid for income taxes, net of refunds	$639,820	$100,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Notes to Condensed Consolidated Financial Statements
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the "Annual Report"). The condensed consolidated balance sheet data as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.
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

The following table summarizes the results of the Apps Business presented as income (loss) from discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$315,783	$640,830
Costs and expenses:
Cost of revenue	89,890	209,442
Sales and marketing	118,974	242,547
Research and development	63,786	130,298
General and administrative	1,224	4,202
Goodwill impairment	—	188,943
Total costs and expenses	273,874	775,432
Income (loss) from operations	41,909	(134,602)
Other income:
Gain on divestiture, net of transaction costs	106,229	106,229
Other income, net	1,220	1,519
Total other income, net	107,449	107,748
Income (loss) from discontinued operations before income taxes	149,358	(26,854)
Provision for income taxes	101,683	72,590
Income (loss) from discontinued operations, net of income taxes	$47,675	$(99,444)
The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations, as reflected in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 (in thousands):

Six Months Ended June 30, 2025
Amortization, depreciation and write-offs	$64,054
Stock-based compensation	$3,663
Goodwill impairment	$188,943
Acquisition of intangible assets	$22,429
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

3. Revenue
Revenue from Contracts with Customers
The Company generates substantially all of its revenue from AppLovin Ads, the Company's AI-powered demand-side advertising solution that deploys advertiser capital at their return goals. The Company’s performance obligation is to provide customers with access to its advertising solution, which facilitates the advertisers’ purchase of advertising inventory from publishers primarily on an impression or action basis.
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
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$989,626	$658,321	$1,896,845	$1,274,024
Rest of the world	934,060	600,433	1,869,290	1,143,704
Total revenue	$1,923,686	$1,258,754	$3,766,135	$2,417,728
4. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of June 30, 2026 and December 31, 2025, the Company held $201.2 million and $200.1 million in money market funds, respectively, which were classified as Level 1 within the fair value hierarchy.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $173.0 million and $118.7 million as of June 30, 2026 and December 31, 2025, respectively, which are measured using the net asset value ("NAV") practical expedient and accordingly, are not classified within the fair value hierarchy. Under the NAV practical expedient, the Company records investments based on the proportionate share of the underlying funds’ NAV as of the Company's reporting date. These investments are included in other non-current assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $173.0 million and the remaining unfunded commitments of $2.9 million as of June 30, 2026.
During the three and six months ended June 30, 2026, the Company made no significant capital contributions related to these investments. Unrealized gains on these investments were $31.3 million and $50.6 million, respectively, for the three and six months ended June 30, 2026, and were not material for the three and six months ended June 30, 2025.

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
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company's non-marketable equity securities were $19.6 million and $19.6 million, respectively, and were included in other non-current assets in the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2026, there was no impairment or adjustment due to observable prices related to these investments.
5. Commitments and Contingencies
Commitments
As of June 30, 2026, the Company's non-cancelable minimum purchase commitments were primarily related to a multi-year contractual arrangement with a cloud computing services provider. In August 2024, the Company amended its agreement with the provider, committing to spending a minimum of $1.3 billion over a three-year period. By June 30, 2026, the Company had made payments of $953.5 million towards this commitment.
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
As of June 30, 2026 and December 31, 2025, the Company had no material loss contingencies related to legal proceedings for which accrual or disclosure was required.
The Company expenses legal fees in the period in which they are incurred.
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of June 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible.

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
6. Goodwill and Intangible Assets, Net
The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2025	$1,539,986
Foreign currency translation	(21,399)
Balance as of June 30, 2026	$1,518,587
Intangible assets, net consisted of the following (in thousands):

	Weighted- Average Remaining Useful Life (in years)	As of June 30, 2026			As of December 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	5.9	$523,803	$(243,163)	$280,640	$528,207	$(218,736)	$309,471
Developed technology	1.3	208,724	(175,053)	33,671	210,708	(159,274)	51,434
Other	2.8	78,207	(36,857)	41,350	65,790	(29,981)	35,809
Total intangible assets		$810,734	$(455,073)	$355,661	$804,705	$(407,991)	$396,714
The Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$12,009	$9,556	$23,816	$18,859
Sales and marketing	13,592	13,796	27,526	27,322
Total	$25,601	$23,352	$51,342	$46,181
7. Equity
The Company's board of directors authorized a share repurchase program in February 2022 for the Company's Class A common stock and has authorized additional amounts under the program from time to time, including an additional $3.2 billion authorized in 2025. As of December 31, 2025, $3.3 billion remained available for repurchases under the program. During the six months ended June 30, 2026, the Company repurchased and subsequently retired 3,275,252 shares of Class A common stock for an aggregate amount, including commissions, taxes, and fees, of $1.5 billion. As of June 30, 2026, $1.8 billion remained available for repurchases under the program.
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

8. Stock-based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan. There were no material equity award issuances during the three and six months ended June 30, 2026.
Stock-based compensation included in the Company's condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$35	$100	$94	$1,200
Sales and marketing	2,567	6,105	5,799	22,071
Research and development	68,946	17,207	136,320	45,000
General and administrative	14,235	11,140	27,039	25,396
Stock-based compensation from continuing operations	85,783	34,552	169,252	93,667
Stock-based compensation from discontinued operations	—	1,395	—	3,663
Total stock-based compensation	$85,783	$35,947	$169,252	$97,330

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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS:
Numerator:
Net income from continuing operations	$1,266,538	$771,856	$2,472,151	$1,495,394
Less: income attributable to participating securities	—	(194)	—	(374)
Net income from continuing operations attributable to common stockholders - Basic	1,266,538	771,662	2,472,151	1,495,020
Income (loss) from discontinued operations, net of income taxes, attributable to common stockholders - Basic	—	47,663	—	(99,420)
Net income attributable to common stockholders - Basic	$1,266,538	$819,325	$2,472,151	$1,395,600
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	335,800	338,617	336,595	339,224
Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$3.77	$2.28	$7.34	$4.41
Discontinued operations	—	0.14	—	(0.30)
Basic net income per share	$3.77	$2.42	$7.34	$4.11

Diluted EPS:
Numerator:
Net income from continuing operations attributable to common stockholders - Basic	$1,266,538	$771,662	$2,472,151	$1,495,020
Re-allocation of participating securities considered potentially dilutive securities	—	2	—	5
Net income from continuing operations attributable to common stockholders - Diluted	1,266,538	771,664	2,472,151	1,495,025
Income (loss) from discontinued operations, net of income taxes, attributable to common stockholders - Diluted	—	47,663	—	(99,420)
Net income attributable to common stockholders - Diluted	$1,266,538	$819,327	$2,472,151	$1,395,605
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	335,800	338,617	336,595	339,224
Weighted-average dilutive stock awards	1,231	3,577	1,280	4,305
Weighted-average shares used in computing net income (loss) per share - Diluted	337,031	342,194	337,875	343,529
Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$3.76	$2.26	$7.32	$4.35
Discontinued operations	—	0.13	—	(0.29)
Diluted net income per share	$3.76	$2.39	$7.32	$4.06

			As of June 30,
			2026	2025
Anti-dilutive potential common stock excluded			107	148

10. Income Taxes
The Company is subject to income taxes in the U.S. and in foreign jurisdictions. The Company bases the interim tax accruals on an estimated annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. Each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. The Company’s calendar year 2026 annual effective tax rate differs from the U.S. statutory rate primarily due to jurisdictional mix of earnings and foreign-derived income deduction.
During the six months ended June 30, 2026, there were no material changes to the Company's unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
11. Segment
The Company determines its operating segments based on how its Chief Operating Decision Maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is its Chief Executive Officer.
The Company operates as a single operating and reportable segment, providing end-to-end advertising solutions through AppLovin Ads, MAX, Adjust, and Wurl. Revenue is primarily generated from fees paid by advertisers for advertisements placed in mobile applications owned by third-party publishers. As described in Note 2 – Discontinued Operations, the former Apps Business is classified as discontinued operations and excluded from segment results for all periods presented.
As a single reportable segment entity, the Company has determined that its measure of profit or loss is net income from continuing operations, which is the measure most consistent with U.S. GAAP. The CODM uses net income from continuing operations to allocate resources during the annual budgeting and forecasting process, evaluate operating strategies, and assess performance across periods.
The table below is a summary of the segment net income from continuing operations, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,923,686	$1,258,754	$3,766,135	$2,417,728
Less:
Datacenter costs	180,984	128,898	343,213	251,256
Personnel related expenses	51,968	50,764	103,481	105,955
Interest expense	51,156	51,409	102,315	104,297
Provision for income taxes	238,988	112,148	464,783	183,216
Amortization, depreciation and write-offs	32,563	31,064	66,228	63,010
Stock-based compensation	85,783	34,552	169,252	93,667
Other expenses[1]	15,706	78,063	44,712	120,933
Net income from continuing operations	$1,266,538	$771,856	$2,472,151	$1,495,394

1 Other expenses include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.
12. Related Party Transactions
During the three and six months ended June 30, 2026, the Company recognized $18.0 million and $42.9 million, respectively, in revenue related to Tripledot and its subsidiaries’ use of AppLovin Ads, reflecting their advertiser spend net of amounts paid or payable to them as publishers.
The Company had no other material related party transactions for the three and six months ended June 30, 2026 and 2025.

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
Our Business Model
We primarily generate revenue from fees paid by advertisers who use our advertising solutions to grow and monetize their content. We are able to grow our revenue by improving our various technologies, including improvements to our Axon AI recommendation system.
Advertising clients include a wide variety of advertisers, from indie developer studios to some of the largest global internet platforms, such as Meta and Google. We see multiple opportunities to gain new clients, and to increase spend from existing clients, as we help them grow their businesses and make them more successful.
Our advertising solutions include AppLovin Ads, MAX, Adjust, and Wurl. Clients use AppLovin Ads to automate, optimize, and manage customer acquisition. They set marketing and transaction goals, and AppLovin Ads maximizes advertising spend at their return on advertising spend targets and other marketing objectives. AppLovin Ads comprises the vast majority of revenue. Revenue represents the dynamically-priced amount charged to advertisers based on their campaign goals, less consideration paid or payable to publishers.
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income adjusted for loss (income) from discontinued operations, net of income taxes, interest expense, other (income) expense, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation, transaction-related expense, restructuring costs, and non-operating foreign exchange gain, as we believe these items are not reflective of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Revenue	$1,923,686	$1,258,754	$3,766,135	$2,417,728
Net income	1,266,538	819,531	2,472,151	1,395,950
Net margin	65.8%	65.1%	65.6%	57.7%
Loss (income) from discontinued operations, net of income taxes	—	(47,675)	—	99,444
Net income from continuing operations	1,266,538	771,856	2,472,151	1,495,394
Net margin from continuing operations	65.8%	61.3%	65.6%	61.9%
Adjusted as follows:
Interest expense	51,156	51,409	102,315	104,297
Other (income) expense, net[1]	(59,863)	12,798	(101,223)	4,154
Provision for income taxes	238,988	112,148	464,783	183,216
Amortization, depreciation and write-offs	32,563	31,064	66,228	63,010
Non-operating foreign exchange gain	(2,364)	(1,210)	(3,630)	(1,530)
Stock-based compensation	85,783	34,552	169,252	93,667
Transaction-related expense	59	5,097	10	9,680
Restructuring costs	963	633	856	4,231
Adjusted EBITDA	$1,613,823	$1,018,347	$3,170,742	$1,956,119
Adjusted EBITDA margin	83.9%	80.9%	84.2%	80.9%

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

The following table provides our Free Cash Flow for the six months ended June 30, 2026 and 2025, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$2,160,433	$1,603,938
Less:
Purchase of property and equipment	(1,840)	(180)
Principal payments of finance leases	(8,528)	(9,964)
Free Cash Flow	$2,150,065	$1,593,794
Net cash provided by (used in) investing activities	$(7,688)	$378,884
Net cash used in financing activities	$(1,582,651)	$(1,539,594)
Factors Affecting Our Performance
We believe that the future success of our business depends on many factors, including the factors described below.
Continue to invest in innovation
We have made, and intend to continue to make, significant investments in our advertising solutions to enhance their effectiveness and value proposition for our clients. We expect to continue to invest in our technology and to incur related costs, including costs to attract and retain critical engineering talent, such as stock-based compensation, as well as datacenter costs as we continue to launch enhancements to our Axon AI recommendation system. We believe investments in our technology will further improve effectiveness for advertisers. Our investments will also allow us to continue to enter into and expand into new verticals outside of gaming, such as e-commerce and CTV. We also continue to opportunistically explore strategic transactions related to our advertising solutions and the expansion of the markets we serve.
Attract and retain clients
We rely on existing clients for a significant portion of our revenue. As we improve our advertising solutions, we can attract additional spend from these clients. Our clients include indie studio developers and some of the largest advertising platforms in the world. We believe there is significant room for us to further expand our relationships with existing clients and increase their usage of our advertising solutions, as well as to onboard new clients. We expect to continue to invest in sales and marketing to drive new client acquisition.
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
We generate substantially all of our revenue from fees collected from advertisers spending on AppLovin Ads, which are determined dynamically based on advertisers' campaign goals. Revenue from other services was not material. Revenue does not include the results of our former Apps Business, which is classified as discontinued operations.
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

Results of Operations
In this section, we discuss the results of our operations for the three and six months ended June 30, 2026 and 2025.
The following tables summarize our historical condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$1,923,686	$1,258,754	$3,766,135	$2,417,728
Costs and expenses:
Cost of revenue(1)(2)	225,801	155,076	429,433	306,756
Sales and marketing(1)(2)	63,394	46,917	124,145	106,300
Research and development(1)	99,901	44,032	194,005	100,438
General and administrative(1)	40,313	55,047	84,342	106,570
Total costs and expenses	429,409	301,072	831,925	620,064
Income from operations	1,494,277	957,682	2,934,210	1,797,664
Other income (expense):
Interest expense	(51,156)	(51,409)	(102,315)	(104,297)
Other income (expense), net	62,405	(22,269)	105,039	(14,757)
Total other income (expense), net	11,249	(73,678)	2,724	(119,054)
Income before income taxes	1,505,526	884,004	2,936,934	1,678,610
Provision for income taxes	238,988	112,148	464,783	183,216
Net income from continuing operations	1,266,538	771,856	2,472,151	1,495,394
Income (loss) from discontinued operations, net of income taxes	—	47,675	—	(99,444)
Net income	$1,266,538	$819,531	$2,472,151	$1,395,950
__________________
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$35	$100	$94	$1,200
Sales and marketing	2,567	6,105	5,799	22,071
Research and development	68,946	17,207	136,320	45,000
General and administrative	14,235	11,140	27,039	25,396
Total stock-based compensation	$85,783	$34,552	$169,252	$93,667

(2) Includes amortization expense related to intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$12,009	$9,556	$23,816	$18,859
Sales and marketing	13,592	13,796	27,526	27,322
Total amortization expense related to intangible assets	$25,601	$23,352	$51,342	$46,181

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	12%	12%	11%	13%
Sales and marketing	3%	4%	3%	4%
Research and development	5%	3%	5%	4%
General and administrative	2%	4%	2%	4%
Total costs and expenses	22%	24%	22%	26%
Income from operations	78%	76%	78%	74%
Other income (expense):
Interest expense	(3)%	(4)%	(3)%	(4)%
Other income (expense), net	3%	(2)%	3%	(1)%
Total other income (expense), net	1%	(6)%	—%	(5)%
Income before income taxes	78%	70%	78%	69%
Provision for income taxes	12%	9%	12%	8%
Net income from continuing operations	66%	61%	66%	62%
Income (loss) from discontinued operations, net of income taxes	0%	4%	0%	(4)%
Net income	66%	65%	66%	58%
_________________
(1) Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Revenue	$1,923,686	$1,258,754	53%	$3,766,135	$2,417,728	56%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
For the three months ended June 30, 2026, our revenue increased by $664.9 million, or 53%, compared to the same period in the prior year due primarily to improved AppLovin Ads performance, where net revenue per installation increased 58%, partially offset by a decrease in the volume of installations of 2%.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, our revenue increased by $1.3 billion, or 56%, compared to the same period in the prior year due primarily to improved AppLovin Ads performance, where net revenue per installation increased 75%, partially offset by a decrease in the volume of installations of 10%.

Cost of revenue

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Cost of revenue	$225,801	$155,076	46%	$429,433	$306,756	40%
Percentage of revenue	12%	12%		11%	13%

Cost of revenue in the three months ended June 30, 2026 increased by $70.7 million, or 46%, compared to the same period in the prior year, due primarily to an increase of $52.1 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in the six months ended June 30, 2026 increased by $122.7 million, or 40%, compared to the same period in the prior year, due primarily to an increase of $92.0 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Sales and marketing

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Sales and marketing	$63,394	$46,917	35%	$124,145	$106,300	17%
Percentage of revenue	3%	4%		3%	4%
Sales and marketing expenses in the three months ended June 30, 2026 increased by $16.5 million, or 35%, compared to the same period in the prior year, due primarily to an increase of $17.2 million in advertising and marketing program costs, partially offset by a decrease of $3.5 million in personnel-related expenses related to a decrease in stock-based compensation-related payroll costs.
Sales and marketing expenses in the six months ended June 30, 2026 increased by $17.8 million, or 17%, compared to the same period in the prior year, due primarily to an increase of $34.0 million in advertising and marketing program costs, partially offset by a decrease of $18.8 million in personnel-related expenses related to a decrease in stock-based compensation-related payroll costs.
Research and development

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Research and development	$99,901	$44,032	127%	$194,005	$100,438	93%
Percentage of revenue	5%	3%		5%	4%
Research and development expenses in the three months ended June 30, 2026 increased by $55.9 million, or 127%, compared to the same period in the prior year, due primarily to an increase of $54.8 million in personnel-related expenses related to an increase in stock-based compensation-related payroll costs.
Research and development expenses in the six months ended June 30, 2026 increased by $93.6 million, or 93%, compared to the same period in the prior year, due primarily to an increase of $91.3 million in personnel-related expenses related to an increase in stock-based compensation-related payroll costs.
General and administrative

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
General and administrative	$40,313	$55,047	(27)%	$84,342	$106,570	(21)%
Percentage of revenue	2%	4%		2%	4%
General and administrative expenses in the three months ended June 30, 2026 decreased by $14.7 million, or 27%, compared to the same period in the prior year, due to a decrease of $9.5 million in bad debt expense and a decrease of $5.2 million in professional services costs primarily associated with transaction-related expenses.
General and administrative expenses in the six months ended June 30, 2026 decreased by $22.2 million, or 21%, compared to the same period in the prior year, due to a decrease of $15.7 million in bad debt expense and a decrease of $7.3 million in professional services costs primarily associated with transaction-related expenses.

Interest expense

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Interest expense	$(51,156)	$(51,409)	—%	$(102,315)	$(104,297)	(2)%
Percentage of revenue	(3)%	(4)%		(3)%	(4)%
Interest expense remained relatively flat for the three and six months ended June 30, 2026 compared to the same periods in the prior year.
Other income (expense), net

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Other income (expense), net	$62,405	$(22,269)	**	$105,039	$(14,757)	**
Percentage of revenue	3%	(2)%		3%	(1)%

** Not meaningful
In the three months ended June 30, 2026, other income (expense), net increased by $84.7 million compared to the same period in the prior year, due primarily to a net fair value remeasurement gain of $31.3 million related to certain non-marketable equity securities in the current period compared to a net fair value remeasurement loss of $20.4 million in the prior period, an increase in interest income of $21.3 million driven by an increase in cash and cash equivalents, and an increase in net foreign currency gains of $12.0 million.
In the six months ended June 30, 2026, other income (expense), net increased by $119.8 million compared to the same period in the prior year, due primarily to a net fair value remeasurement gain of $52.0 million related to certain non-marketable equity securities in the current period compared to a net fair value remeasurement loss of $20.4 million in the prior period, an increase in interest income of $35.4 million driven by an increase in cash and cash equivalents, and an increase in net foreign currency gains of $14.4 million.
Provision for income taxes

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Provision for income taxes	$238,988	$112,148	113%	$464,783	$183,216	154%
Percentage of revenue	12%	9%		12%	8%
In the three months ended June 30, 2026, the provision for income taxes increased by $126.8 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended June 30, 2026, foreign income taxed at different rates, and a decrease in stock-based compensation benefits, partially offset by an increase in foreign-derived income deduction.
In the six months ended June 30, 2026, the provision for income taxes increased by $281.6 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the six months ended June 30, 2026, an increase in foreign income taxed at different rates, and a decrease in stock-based compensation benefit, partially offset by an increase in foreign-derived income deduction.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $3.1 billion, consisting primarily of cash in checking and interest-bearing deposit accounts, as well as investments in money market funds. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under our 2024 Credit Agreement that provides for a $1.0 billion unsecured revolving credit facility, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our share repurchases. In addition, we may enter into additional strategic investments in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate, or we may opportunistically seek additional financing. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated (all periods include cash flows from continuing and discontinued operations, to the extent applicable):

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$2,160,433	$1,603,938
Net cash provided by (used in) investing activities	$(7,688)	$378,884
Net cash used in financing activities	$(1,582,651)	$(1,539,594)
Operating Activities
Net cash provided by operating activities was $2.2 billion for the six months ended June 30, 2026, primarily consisting of $2.5 billion of net income, adjusted for certain non-cash items, including $169.0 million of stock-based compensation, $66.2 million of amortization, depreciation and write-offs, and $50.5 million of net gain on fair value remeasurement of financial instruments, which were partially offset by a net decrease in operating assets and liabilities of $504.8 million.
Net cash provided by operating activities was $1.6 billion for the six months ended June 30, 2025, primarily consisting of $1.4 billion of net income, adjusted for certain non-cash items, including $188.9 million of goodwill impairment, $126.9 million of amortization, depreciation and write-offs, and $97.0 million of stock-based compensation, which were partially offset by a gain on divestiture, net of transaction costs, of $106.2 million and a net decrease in the operating assets and liabilities of $140.3 million.
The improvement in cash flows from operating activities during the six months ended June 30, 2026 compared to the same period in the prior year was primarily driven by increased cash collections from customers due to revenue growth, partially offset by increased publisher payments, operational spending, and cash paid for income taxes.
Investing Activities
Net cash used in investing activities was $7.7 million for the six months ended June 30, 2026, primarily related to payments for initial direct costs of certain new leases and purchases of property and equipment.
Net cash provided by investing activities was $378.9 million for the six months ended June 30, 2025, primarily consisting of $424.7 million in proceeds from divestiture net of cash divested, which were partially offset by $22.4 million in earn-out payments related to prior acquisitions of intangible assets and $18.7 million in purchases of non-marketable equity securities.
Financing Activities
Net cash used in financing activities was $1.6 billion for the six months ended June 30, 2026, primarily consisting of $1.5 billion in share repurchases under our share repurchase program and $46.5 million in payments for withholding taxes related to the net share settlement of equity awards.
Net cash used in financing activities was $1.5 billion for the six months ended June 30, 2025, primarily consisting of $1.3 billion in share repurchases under our share repurchase program, $256.7 million in payments for withholding taxes related to the net share settlement of equity awards, and payments of licensed asset obligation of $13.5 million, partially offset by proceeds of $200.0 million from borrowings under the revolving credit facility pursuant to the 2024 Credit Agreement.
Share Repurchase Program
During the six months ended June 30, 2026, we repurchased and retired 3.3 million shares of Class A common stock for $1.5 billion. As of June 30, 2026, $1.8 billion remained available for repurchases under the program. The program has no expiration date, does not obligate us to repurchase any specific amount of stock, and may be modified, suspended, or terminated at any time at our discretion. For additional information, see Note 7 – Equity in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations
Except for scheduled payments from the ongoing business, there were no other material changes to our commitments under contractual obligations since December 31, 2025. For additional information, see Note 5 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the timing and efficacy of improvements to our algorithms, models and Axon AI, our advertising recommendation system, generally;

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
Further, we utilize AI technologies in our advertising solutions and in our business operations and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related monetary liability and harm to our reputation and business. AI technologies may also be used to identify and exploit vulnerability and otherwise in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents and of more impactful security breaches and incidents.
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
•our ability to improve the effectiveness and predictability of our advertising and maintain and improve Axon AI, our advertising recommendation system;
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
We face significant competition in the advertising ecosystem. Advertisers often engage with numerous advertising platforms and networks to purchase advertisements and developers often engage with numerous tools to market and monetize their apps. Accordingly, we face significant competition from traditional, online, and mobile businesses that provide ad networks and platforms and other services for advertisers to reach relevant audiences. We also face competition from providers of developer tools that enable developers to reach their audiences, manage or optimize their advertising campaigns, or monetize their content. These companies vary in size and include Meta, Google, Amazon, Unity Software and Liftoff Mobile as well as various private companies, several of which are also our partners and clients. Clients who are also competitors may decide to invest in their own offerings rather than continue to use our advertising solutions.
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
Technology changes rapidly in the advertising ecosystem. Our future success depends in part on our ability to adapt to trends and to innovate. To attract new clients and increase revenue from our current clients, we may develop new products or enter into new markets and we will need to enhance and improve our advertising solutions. For example, since 2024 we have begun expanding our customer base to include web-based e-commerce advertisers. Our ability to improve the effectiveness and predictability of our advertising recommendations through improvements to Axon AI, our advertising recommendation system, is critical to our continuing success and future growth. Enhancements of our existing technology and offerings, and new offerings, may not be introduced in a timely or cost-effective manner and may contain errors or defects, both of which could adversely affect our business, financial condition, and results of operations.
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
We have experienced rapid growth in the scale, scope, and complexity of our business. For example, our revenue has grown rapidly, in particular since the launch of Axon AI, our advertising recommendation system. Our growth in any prior period should not be relied upon as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including because of more difficult comparisons to prior periods and the saturation of the market. The overall growth of our revenue depends in part on our ability to execute on our growth strategies. As we implement additional strategies designed to increase revenue, such as investing in product development, new initiatives, or strategic transactions, we are likely to recognize costs associated with these investments earlier than some of the expected benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we are unable to generate adequate revenue growth and manage our expenses, our margins and profitability may be harmed.
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
We believe that investing in and maintaining our brands and overall reputation is critical to maintaining and creating favorable relationships with, and our ability to attract, new clients and key personnel. Increasing awareness of our brands will depend largely upon our marketing efforts and our ability to successfully differentiate our advertising solutions from the offerings of our competitors. In addition, successfully globalizing and extending our brands requires significant investment and extensive management time. If we fail to maintain and increase brand awareness and recognition of our advertising solutions, or fail to protect our reputation, our business, financial condition, and results of operations could be adversely affected.
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
We rely on third parties for various aspects of our business, including demand-side platforms, SDK bidders, agencies, advertisers, and publishers who use our advertising solutions. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms and SDK bidders may be given access to personal information in order to bid on advertising inventory and, in violation of our contracts, they may misappropriate and engage in unauthorized use of our information, technology, or customers' data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to our policies or country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps and advertisers in other regulated industries and markets (including alcohol, CBD/hemp, financial services, and health & wellness), each of which imposes additional legal and regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our advertising solutions, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies. Any of the foregoing activities may from time to time cause us to incur losses, impose additional operational costs to protect our platform, trigger additional law enforcement or other inquiries, put our reputation at risk, and otherwise adversely affect our business, financial condition, and results of operations.
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
Further, children’s privacy continues to be a focus of enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. For example, enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR, the CCPA, as modified by the CPRA, and other laws contain their own prohibitions and requirements relating to processing the personal information of children. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code ("AADC") is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered or have been enacted in other jurisdictions. While our terms of use prohibit publishers and advertisers from using our services in connection with end users who qualify as a “child” under applicable laws or content exclusively designed for or exclusively directed to children under applicable laws and app store policies, and we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we may in the future face claims under COPPA, the GDPR, the CCPA, as modified by the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
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
We use AI technologies in connection with the development of our advertising solutions, including Axon AI, our advertising recommendation system, and other product offerings, as well as in other aspects of our business, and we will continue to invest in the expansion of our AI capabilities. For example, we have begun to introduce tools that create AI-generated interactive ads and video creatives for advertisers. These technologies are complex and rapidly evolving, and the development of AI technologies can require significant investment. Expanding our AI capabilities subjects us to many of the risks discussed elsewhere in this Risk Factors section, including risks relating to rapid technological change, the highly technical nature of software, and competition.
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

Any allegations or violations of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, suspension or disbarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement of profits, other sanctions and remedial measures, and prohibitions on the conduct of our business, any of which could adversely affect our reputation, business, financial condition, and results of operations. Responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
As of June 30, 2026, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of June 30, 2026, we did not have outstanding borrowings under the Credit Agreement.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder and CEO, and Herald Chen, a member of our board of directors (collectively with certain affiliates, the "Voting Agreement Parties") together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2026, the Voting Agreement Parties collectively held approximately 67% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the "Voting Agreement") whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2026, we issued 566 shares of our Class A common stock upon the vesting and settlement of restricted stock units issued under our 2021 Partner Studio Incentive Plan.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2026	356	$425.69	356	$2,131
May 1 - 31, 2026	260	$481.10	260	$2,006
June 1 - 30, 2026	489	$511.61	489	$1,756
Total	1,105	Total	1,105
(1) In February 2022, our board of directors authorized a share repurchase program to purchase shares of our Class A common stock. In October 2025, our board of directors authorized an increase to the repurchase program of $3.2 billion, such that an aggregate amount of approximately $3.3 billion remained available for repurchases as of October 31, 2025. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 7 – Equity in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On May 15, 2026, Victoria Valenzuela, who served as our Chief Administrative & Legal Officer at the time, terminated a Rule 10b5-1 trading plan, which was previously adopted on December 12, 2025 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to 17,500 shares of our Class A common stock and up to 20,236 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs, net of shares withheld for taxes. The trading plan was scheduled to be effective until December 31, 2026, or earlier if all transactions under the trading plan were completed. On June 11, 2026, Ms. Valenzuela, who served as our Chief Administrative & Legal Officer and a member of our board of directors at the time, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to 55,500 shares of our Class A common stock and up to 10,118 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs, net of shares withheld for taxes. The trading plan is scheduled to be effective until December 31, 2026, or earlier if all transactions under the trading plan are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant.

10.1+	AppLovin Corporation Outside Director Compensation Policy.	10-Q	001-40325	10.1	May 6, 2026

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: August 5, 2026	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)