Form 10-Q
period 2026-09-30
AppLovin Corp
filed 2026-11-04
CIK 1751008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2026, the number of shares (in thousands) of the registrant’s Class A common stock outstanding was 301,258 and the number of shares (in thousands) of the registrant’s Class B common stock outstanding was 30,064.

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

PART I – FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AppLovin Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,173,731	$2,487,096
Accounts receivable, net	2,388,782	1,819,366
Prepaid expenses and other current assets	141,842	124,330
Total current assets	5,704,355	4,430,792
Property and equipment, net	113,342	122,445
Goodwill	1,516,423	1,539,986
Intangible assets, net	336,185	396,714
Equity method investments	298,333	287,666
Other non-current assets	614,111	482,007
Total assets	$8,582,749	$7,259,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$838,172	$746,977
Accrued and other current liabilities	661,182	586,811
Total current liabilities	1,499,354	1,333,788
Long-term debt	3,516,136	3,512,987
Other non-current liabilities	268,557	278,164
Total liabilities	5,284,047	5,124,939
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $0.00003 par value—100,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A, Class B, and Class C Common Stock, $0.00003 par value—1,850,000 (Class A 1,500,000, Class B 200,000, Class C 150,000) shares authorized, 331,322 (Class A 301,258, Class B 30,064, Class C nil) and 338,313 (Class A 307,955, Class B 30,358, Class C nil) shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	649,790	446,550
Accumulated other comprehensive loss	(76,530)	(46,987)
Retained earnings	2,725,431	1,735,097
Total stockholders’ equity	3,298,702	2,134,671
Total liabilities and stockholders’ equity	$8,582,749	$7,259,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,184,815	$1,405,045	$5,950,950	$3,822,773
Costs and expenses:
Cost of revenue	240,765	174,855	670,198	481,611
Sales and marketing	68,803	48,575	192,948	154,875
Research and development	101,817	43,852	295,822	144,290
General and administrative	64,462	58,756	148,804	165,326
Total costs and expenses	475,847	326,038	1,307,772	946,102
Income from operations	1,708,968	1,079,007	4,643,178	2,876,671
Other income (expense):
Interest expense	(51,066)	(51,429)	(153,381)	(155,726)
Other income (expense), net	86,032	(6,632)	191,071	(21,389)
Total other income (expense), net	34,966	(58,061)	37,690	(177,115)
Income before income taxes	1,743,934	1,020,946	4,680,868	2,699,556
Provision for income taxes	305,032	185,401	769,815	368,617
Net income from continuing operations	1,438,902	835,545	3,911,053	2,330,939
Loss from discontinued operations, net of income taxes	—	—	—	(99,444)
Net income	$1,438,902	$835,545	$3,911,053	$2,231,495

Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$4.31	$2.47	$11.65	$6.87
Discontinued operations	—	—	—	(0.29)
Basic net income per share	$4.31	$2.47	$11.65	$6.58

Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$4.30	$2.45	$11.61	$6.80
Discontinued operations	—	—	—	(0.29)
Diluted net income per share	$4.30	$2.45	$11.61	$6.51

Weighted-average common shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	333,628	338,531	335,595	338,990
Diluted	334,769	340,974	336,829	342,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,438,902	$835,545	$3,911,053	$2,231,495
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,725)	2,490	(29,543)	100,437
Other comprehensive income (loss), net of tax	(2,725)	2,490	(29,543)	100,437
Comprehensive income	$1,436,177	$838,035	$3,881,510	$2,331,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

AppLovin Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	338,313	$11	$446,550	$(46,987)	$1,735,097	$2,134,671
Stock issued in connection with equity awards	214	—	597	—	—	597
Shares withheld related to net share settlement of equity awards	(63)	—	(26,177)	—	—	(26,177)
Repurchase of Class A common stock	(2,170)	—	—	—	(1,013,813)	(1,013,813)
Stock-based compensation	—	—	83,372	—	—	83,372
Other comprehensive loss, net of tax	—	—	—	(20,780)	—	(20,780)
Net income	—	—	—	—	1,205,613	1,205,613
Balances as of March 31, 2026	336,294	$11	$504,342	$(67,767)	$1,926,897	$2,363,483
Stock issued in connection with equity awards	143	—	4,683	—	—	4,683
Shares withheld related to net share settlement of equity awards	(41)	—	(19,577)	—	—	(19,577)
Repurchase of Class A common stock	(1,105)	—	—	—	(531,682)	(531,682)
Stock-based compensation	—	—	85,609	—	—	85,609
Other comprehensive loss, net of tax	—	—	—	(6,038)	—	(6,038)
Net income	—	—	—	—	1,266,538	1,266,538
Balances as of June 30, 2026	335,291	$11	$575,057	$(73,805)	$2,661,753	$3,163,016
Stock issued in connection with equity awards	116	—	258	—	—	258
Shares withheld related to net share settlement of equity awards	(31)	—	(9,682)	—	—	(9,682)
Repurchase of Class A common stock	(4,054)	—	—	—	(1,375,224)	(1,375,224)
Stock-based compensation	—	—	84,157	—	—	84,157
Other comprehensive loss, net of tax	—	—	—	(2,725)	—	(2,725)
Net income	—	—	—	—	1,438,902	1,438,902
Balances as of September 30, 2026	331,322	$11	$649,790	$(76,530)	$2,725,431	$3,298,702

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

AppLovin Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$3,911,053	$2,231,495
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, depreciation and write-offs	100,418	162,042
Goodwill impairment	—	188,943
Stock-based compensation, excluding cash-settled awards	253,138	130,167
Gain on divestiture, net of transaction costs	—	(106,229)
Other	(91,330)	80,887
Changes in operating assets and liabilities:
Accounts receivable	(571,015)	(326,747)
Prepaid expenses and other assets	2,671	84,474
Accounts payable	88,410	2,069
Accrued and other liabilities	(104,070)	210,259
Net cash provided by operating activities	3,589,275	2,657,360
Investing Activities
Proceeds from divestiture, net of cash divested	—	407,297
Purchase of non-marketable equity securities	—	(20,178)
Other investing activities	(25,375)	(27,863)
Net cash provided by (used in) investing activities	(25,375)	359,256
Financing Activities
Repurchases of common stock	(2,811,222)	(1,774,329)
Payment of withholding taxes related to net share settlement	(55,818)	(316,882)
Principal repayments of debt	—	(200,000)
Payments of licensed asset obligation	—	(13,532)
Proceeds from issuance of debt	—	200,000
Other financing activities	(5,913)	4,889
Net cash used in financing activities	(2,872,953)	(2,099,854)
Effect of foreign exchange rate on cash and cash equivalents	(4,312)	8,726
Net increase in cash and cash equivalents, including cash from discontinued operations	686,635	925,488
Less: net decrease in cash from discontinued operations	—	(44,381)
Net increase in cash and cash equivalents	686,635	969,869
Cash and cash equivalents at beginning of the period	2,487,096	697,030
Cash and cash equivalents at end of the period	$3,173,731	$1,666,899

Supplemental non-cash investing and financing activities disclosures:
Non-cash consideration received from divestiture	$—	$285,000
Repurchases of common stock included in accrued liabilities	$115,411	$—
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$65,858	$(26,227)
Acquisitions of software licenses not yet paid	$11,857	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$100,834	$101,023
Cash paid for income taxes, net of refunds	$926,151	$167,291

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.
Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation where applicable. Amounts presented may not sum due to rounding.
Basis of Consolidation
The Company’s condensed consolidated financial statements include accounts and operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to valuation of long-lived assets and their associated estimated useful lives, valuation of goodwill, valuation of non-marketable equity securities and other financial instruments, valuation of equity method investments, income taxes, stock-based compensation, and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies included in its Annual Report.

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
Recent Accounting Pronouncements (Issued Not Yet Adopted)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.
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

The following table summarizes the results of the Apps Business presented as loss from discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025
Revenue	$640,830
Costs and expenses:
Cost of revenue	209,442
Sales and marketing	242,547
Research and development	130,298
General and administrative	4,202
Goodwill impairment	188,943
Total costs and expenses	775,432
Loss from operations	(134,602)
Other income:
Gain on divestiture, net of transaction costs	106,229
Other income, net	1,519
Total other income, net	107,748
Loss from discontinued operations before income taxes	(26,854)
Provision for income taxes	72,590
Loss from discontinued operations, net of income taxes	$(99,444)
The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations, as reflected in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025
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

3. Revenue
Revenue from Contracts with Customers
The Company generates substantially all of its revenue from AppLovin Ads, the Company’s AI-powered demand-side advertising solution that deploys advertiser capital at their return goals. The Company’s performance obligation is to provide customers with access to its advertising solution, which facilitates the advertisers’ purchase of advertising inventory from publishers primarily on an impression or action basis.
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
The Company’s terms and conditions generally stipulate payment terms of 30 days after the end of the month. Substantially all of the Company’s contracts with customers are cancelable at any time.
Revenue from other services was not material for any period presented.
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.
Disaggregation of Revenue
Revenue disaggregated by geography, based on user location, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,098,063	$687,927	$2,994,908	$1,961,951
Rest of the world	1,086,752	717,118	2,956,042	1,860,822
Total revenue	$2,184,815	$1,405,045	$5,950,950	$3,822,773
4. Financial Instruments and Fair Value Measurements
Financial Instruments Measured at Fair Value by Level on a Recurring Basis
As of September 30, 2026 and December 31, 2025, the Company held $200.0 million and $200.1 million in money market funds, respectively, which were classified as Level 1 within the fair value hierarchy.
Non-Marketable Equity Securities Measured at Net Asset Value
The Company held equity interests in certain private equity funds of $222.3 million and $118.7 million as of September 30, 2026 and December 31, 2025, respectively, which are measured using the net asset value (“NAV”) practical expedient and accordingly, are not classified within the fair value hierarchy. Under the NAV practical expedient, the Company records investments based on the proportionate share of the underlying funds’ NAV as of the Company’s reporting date. These investments are included in other non-current assets in the Company’s condensed consolidated balance sheets.
These funds vary in investment strategies and generally have an initial term of 7 to 10 years, which may be extended for 2 to 3 additional years with the applicable approval. These investments are subject to certain restrictions regarding transfers and withdrawals and generally cannot be redeemed with the funds. Distributions from the funds will be received as the underlying investments are liquidated. The Company’s maximum exposure to loss is limited to the carrying value of these investments of $222.3 million and the remaining unfunded commitments of $2.6 million as of September 30, 2026.
During the three and nine months ended September 30, 2026, the Company made no significant capital contributions related to these investments. Unrealized gains on these investments were $46.9 million and $97.5 million, respectively, for the three and nine months ended September 30, 2026, and were $7.0 million and $9.6 million, respectively, for the three and nine months ended September 30, 2025.

Non-Marketable Equity Securities Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company elected the measurement alternative to account for these investments. Under the measurement alternative, the carrying value of the non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (expense), net in the Company’s condensed consolidated statement of operations. These investments are classified as Level 3 when measured due to impairment or qualifying observable price changes, as the valuation incorporates observable transaction prices and significant unobservable inputs.
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s non-marketable equity securities were $22.0 million and $19.6 million, respectively, and were included in other non-current assets in the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, there was no impairment or adjustment due to observable prices related to these investments.
5. Commitments and Contingencies
Commitments
As of September 30, 2026, the Company’s non-cancelable minimum purchase commitments were primarily related to a multi-year contractual arrangement with a cloud computing services provider. In August 2024, the Company amended its agreement with the provider, committing to spending a minimum of $1.3 billion over a three-year period. By September 30, 2026, the Company had made payments of $1.1 billion toward this commitment.
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
As of September 30, 2026 and December 31, 2025, the Company had no material loss contingencies related to legal proceedings for which accrual or disclosure was required.
The Company expenses legal fees in the period in which they are incurred.
Indemnifications
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain customers, business partners, investors, contractors and the Company’s officers, directors and certain employees. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material. As of September 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible.

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
6. Goodwill and Intangible Assets, Net
The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2025	$1,539,986
Foreign currency translation	(23,563)
Balance as of September 30, 2026	$1,516,423
Intangible assets, net consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (in years)	As of September 30, 2026			As of December 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	5.6	$523,302	$(256,011)	$267,291	$528,207	$(218,736)	$309,471
Developed technology	1.2	208,516	(183,531)	24,985	210,708	(159,274)	51,434
Other	2.3	85,604	(41,695)	43,909	65,790	(29,981)	35,809
Total intangible assets		$817,422	$(481,237)	$336,185	$804,705	$(407,991)	$396,714
The Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$13,276	$11,730	$37,092	$30,589
Sales and marketing	13,471	13,888	40,997	41,210
Total	$26,747	$25,618	$78,089	$71,799
7. Equity
The Company’s board of directors authorized a share repurchase program in February 2022 for the Company’s Class A common stock and has authorized additional amounts under the program from time to time, including an additional $3.2 billion authorized in 2025. As of December 31, 2025, $3.3 billion remained available for repurchases under the program. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 7,329,450 shares of Class A common stock for an aggregate amount, including commissions, taxes, and fees, of $2.9 billion. As of September 30, 2026, $394.3 million remained available for repurchases under the program.
Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at the Company’s discretion.
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

8. Stock-Based Compensation
The Company maintains three equity compensation plans that provide for the issuance of shares of its common stock to the Company’s employees, directors, consultants and other service providers: the 2021 Equity Incentive Plan, the 2021 Partner Studio Incentive Plan, and the 2021 Employee Stock Purchase Plan. There were no material equity award issuances during the three and nine months ended September 30, 2026.
Stock-based compensation included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$34	$175	$128	$1,375
Sales and marketing	2,350	6,878	8,149	28,949
Research and development	68,080	15,593	204,400	60,593
General and administrative	13,701	11,121	40,740	36,517
Stock-based compensation from continuing operations	84,165	33,767	253,417	127,434
Stock-based compensation from discontinued operations	—	—	—	3,663
Total stock-based compensation	$84,165	$33,767	$253,417	$131,097

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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS:
Numerator:
Net income from continuing operations	$1,438,902	$835,545	$3,911,053	$2,330,939
Less: income attributable to participating securities	—	(50)	—	(434)
Net income from continuing operations attributable to common stockholders - Basic	1,438,902	835,495	3,911,053	2,330,505
Loss from discontinued operations, net of income taxes, attributable to common stockholders - Basic	—	—	—	(99,426)
Net income attributable to common stockholders - Basic	$1,438,902	$835,495	$3,911,053	$2,231,079
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	333,628	338,531	335,595	338,990
Net income (loss) per share attributed to Class A and Class B common stockholders - Basic:
Continuing operations	$4.31	$2.47	$11.65	$6.87
Discontinued operations	—	—	—	(0.29)
Basic net income per share	$4.31	$2.47	$11.65	$6.58

Diluted EPS:
Numerator:
Net income from continuing operations attributable to common stockholders - Basic	$1,438,902	$835,495	$3,911,053	$2,330,505
Re-allocation of participating securities considered potentially dilutive securities	—	—	—	5
Net income from continuing operations attributable to common stockholders - Diluted	1,438,902	835,495	3,911,053	2,330,510
Loss from discontinued operations, net of income taxes, attributable to common stockholders - Diluted	—	—	—	(99,427)
Net income attributable to common stockholders - Diluted	$1,438,902	$835,495	$3,911,053	$2,231,083
Denominator:
Weighted-average shares used in computing net income (loss) per share - Basic	333,628	338,531	335,595	338,990
Weighted-average dilutive stock awards	1,141	2,443	1,234	3,678
Weighted-average shares used in computing net income (loss) per share - Diluted	334,769	340,974	336,829	342,668
Net income (loss) per share attributed to Class A and Class B common stockholders - Diluted:
Continuing operations	$4.30	$2.45	$11.61	$6.80
Discontinued operations	—	—	—	(0.29)
Diluted net income per share	$4.30	$2.45	$11.61	$6.51

			As of September 30,
			2026	2025
Anti-dilutive potential common stock excluded			69	12

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
During the nine months ended September 30, 2026, there were no material changes to the Company’s unrecognized tax benefits, and the Company does not expect material changes in unrecognized tax benefits within the next twelve months.
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
The table below is a summary of the segment net income from continuing operations, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,184,815	$1,405,045	$5,950,950	$3,822,773
Less:
Datacenter costs	194,630	141,046	537,843	392,302
Personnel-related expenses	52,996	50,011	156,477	155,966
Interest expense	51,066	51,429	153,381	155,726
Provision for income taxes	305,032	185,401	769,815	368,617
Amortization, depreciation and write-offs	34,190	34,978	100,418	97,988
Stock-based compensation	84,165	33,767	253,417	127,434
Other expenses[1]	23,834	72,868	68,546	193,801
Net income from continuing operations	$1,438,902	$835,545	$3,911,053	$2,330,939

1 Other expenses include professional services costs, facilities costs, advertising costs, software costs, and other individually insignificant costs.
12. Related Party Transactions
During the three and nine months ended September 30, 2026, the Company recognized $1.8 million and $44.7 million, respectively, in revenue related to Tripledot and its subsidiaries’ use of AppLovin Ads, reflecting their advertiser spend net of amounts paid or payable to them as publishers.
The Company had no other material related party transactions for the three and nine months ended September 30, 2026 and 2025.
13. Subsequent Events
In October 2026, the Company’s board of directors authorized an increase to the share repurchase program of approximately $3.2 billion, such that an aggregate amount of $3.6 billion remained available for repurchases. For additional information, see Note 7 – Equity.

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
Advertising clients use Adjust’s measurement and analytics marketing platform to better understand their users’ journey while allowing marketers to make smarter decisions through measurement, attribution and fraud prevention. Revenue from Adjust is primarily generated from an annual software subscription fee.
Advertising clients use Wurl’s connected TV (“CTV”) platform to distribute streaming video and maximize revenue. Revenue from Wurl is primarily generated from content companies and streamers typically on a usage-based and/or CPM model.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA for a particular period as net income adjusted for loss from discontinued operations, net of income taxes, interest expense, other (income) expense, net (excluding certain recurring items), provision for income taxes, amortization, depreciation and write-offs and as further adjusted for stock-based compensation, transaction-related expense and other, restructuring costs (benefits), and non-operating foreign exchange gain, as we believe these items are not reflective of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the same period.
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
The following table provides our Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025, and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Revenue	$2,184,815	$1,405,045	$5,950,950	$3,822,773
Net income	1,438,902	835,545	3,911,053	2,231,495
Net margin	65.9%	59.5%	65.7%	58.4%
Loss from discontinued operations, net of income taxes	—	—	—	99,444
Net income from continuing operations	1,438,902	835,545	3,911,053	2,330,939
Net margin from continuing operations	65.9%	59.5%	65.7%	61.0%
Adjusted as follows:
Interest expense	51,066	51,429	153,381	155,726
Other (income) expense, net[1]	(84,501)	9,079	(185,724)	13,233
Provision for income taxes	305,032	185,401	769,815	368,617
Amortization, depreciation and write-offs	34,190	34,978	100,418	97,988
Non-operating foreign exchange gain	(2,055)	(570)	(5,685)	(2,100)
Stock-based compensation	84,165	33,767	253,417	127,434
Transaction-related expense and other	15,477	6,565	15,487	16,245
Restructuring costs (benefits)[2]	(46)	1,460	810	5,691
Adjusted EBITDA	$1,842,230	$1,157,654	$5,012,972	$3,113,773
Adjusted EBITDA margin	84.3%	82.4%	84.2%	81.5%

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

The following table provides our Free Cash Flow for the nine months ended September 30, 2026 and 2025, and a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$3,589,275	$2,657,360
Less:
Purchase of property and equipment	(9,316)	(285)
Principal payments of finance leases	(11,451)	(14,282)
Free Cash Flow	$3,568,508	$2,642,793
Net cash provided by (used in) investing activities	$(25,375)	$359,256
Net cash used in financing activities	$(2,872,953)	$(2,099,854)
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
We generate substantially all of our revenue from fees collected from advertisers spending on AppLovin Ads, which are determined dynamically based on advertisers’ campaign goals. Revenue from other services was not material. Revenue does not include the results of our former Apps Business, which is classified as discontinued operations.
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

Results of Operations
In this section, we discuss the results of our operations for the three and nine months ended September 30, 2026 and 2025.
The following tables summarize our historical condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$2,184,815	$1,405,045	$5,950,950	$3,822,773
Costs and expenses:
Cost of revenue(1)(2)	240,765	174,855	670,198	481,611
Sales and marketing(1)(2)	68,803	48,575	192,948	154,875
Research and development(1)	101,817	43,852	295,822	144,290
General and administrative(1)	64,462	58,756	148,804	165,326
Total costs and expenses	475,847	326,038	1,307,772	946,102
Income from operations	1,708,968	1,079,007	4,643,178	2,876,671
Other income (expense):
Interest expense	(51,066)	(51,429)	(153,381)	(155,726)
Other income (expense), net	86,032	(6,632)	191,071	(21,389)
Total other income (expense), net	34,966	(58,061)	37,690	(177,115)
Income before income taxes	1,743,934	1,020,946	4,680,868	2,699,556
Provision for income taxes	305,032	185,401	769,815	368,617
Net income from continuing operations	1,438,902	835,545	3,911,053	2,330,939
Loss from discontinued operations, net of income taxes	—	—	—	(99,444)
Net income	$1,438,902	$835,545	$3,911,053	$2,231,495
__________________
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$34	$175	$128	$1,375
Sales and marketing	2,350	6,878	8,149	28,949
Research and development	68,080	15,593	204,400	60,593
General and administrative	13,701	11,121	40,740	36,517
Total stock-based compensation	$84,165	$33,767	$253,417	$127,434

(2) Includes amortization expense related to intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$13,276	$11,730	$37,092	$30,589
Sales and marketing	13,471	13,888	40,997	41,210
Total amortization expense related to intangible assets	$26,747	$25,618	$78,089	$71,799

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	11%	12%	11%	13%
Sales and marketing	3%	3%	3%	4%
Research and development	5%	3%	5%	4%
General and administrative	3%	4%	3%	4%
Total costs and expenses	22%	23%	22%	25%
Income from operations	78%	77%	78%	75%
Other income (expense):
Interest expense	(2)%	(4)%	(3)%	(4)%
Other income (expense), net	4%	—%	3%	(1)%
Total other income (expense), net	2%	(4)%	1%	(5)%
Income before income taxes	80%	73%	79%	71%
Provision for income taxes	14%	13%	13%	10%
Net income from continuing operations	66%	59%	66%	61%
Loss from discontinued operations, net of income taxes	—%	—%	—%	(3)%
Net income	66%	59%	66%	58%
_________________
(1) Totals of percentages of revenue may not foot due to rounding.
Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Revenue	$2,184,815	$1,405,045	55%	$5,950,950	$3,822,773	56%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
For the three months ended September 30, 2026, our revenue increased by $779.8 million, or 55%, compared to the same period in the prior year due primarily to improved AppLovin Ads performance, where net revenue per installation increased 55% and the volume of installations increased 2%.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, our revenue increased by $2.1 billion, or 56%, compared to the same period in the prior year due primarily to improved AppLovin Ads performance, where net revenue per installation increased 68%, partially offset by a decrease in the volume of installations of 7%.

Cost of revenue

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Cost of revenue	$240,765	$174,855	38%	$670,198	$481,611	39%
Percentage of revenue	11%	12%		11%	13%

Cost of revenue in the three months ended September 30, 2026 increased by $65.9 million, or 38%, compared to the same period in the prior year, due primarily to an increase of $53.6 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Cost of revenue in the nine months ended September 30, 2026 increased by $188.6 million, or 39%, compared to the same period in the prior year, due primarily to an increase of $145.5 million in expenses associated with operating our network infrastructure driven by the growth in our operations.
Sales and marketing

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Sales and marketing	$68,803	$48,575	42%	$192,948	$154,875	25%
Percentage of revenue	3%	3%		3%	4%
Sales and marketing expenses in the three months ended September 30, 2026 increased by $20.2 million, or 42%, compared to the same period in the prior year, due primarily to an increase in advertising and marketing program costs.
Sales and marketing expenses in the nine months ended September 30, 2026 increased by $38.1 million, or 25%, compared to the same period in the prior year, due primarily to an increase of $58.7 million in advertising and marketing program costs, partially offset by a decrease of $22.9 million in personnel-related expenses related to a decrease in stock-based compensation-related payroll costs.
Research and development

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Research and development	$101,817	$43,852	132%	$295,822	$144,290	105%
Percentage of revenue	5%	3%		5%	4%
Research and development expenses in the three months ended September 30, 2026 increased by $58.0 million, or 132%, compared to the same period in the prior year, due primarily to an increase of $55.1 million in personnel-related expenses related to an increase in stock-based compensation-related payroll costs.
Research and development expenses in the nine months ended September 30, 2026 increased by $151.5 million, or 105%, compared to the same period in the prior year, due primarily to an increase of $146.4 million in personnel-related expenses related to an increase in stock-based compensation-related payroll costs.
General and administrative

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
General and administrative	$64,462	$58,756	10%	$148,804	$165,326	(10)%
Percentage of revenue	3%	4%		3%	4%
General and administrative expenses in the three months ended September 30, 2026 increased by $5.7 million, or 10%, compared to the same period in the prior year, due to an increase in professional service costs.
General and administrative expenses in the nine months ended September 30, 2026 decreased by $16.5 million, or 10%, compared to the same period in the prior year, due to a decrease in bad debt expense.

Interest expense

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Interest expense	$(51,066)	$(51,429)	(1)%	$(153,381)	$(155,726)	(2)%
Percentage of revenue	(2)%	(4)%		(3)%	(4)%
Interest expense remained relatively stable for the three and nine months ended September 30, 2026 compared to the same periods in the prior year.
Other income (expense), net

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Other income (expense), net	$86,032	$(6,632)	**	$191,071	$(21,389)	**
Percentage of revenue	4%	—%		3%	(1)%

** Not meaningful
In the three months ended September 30, 2026, other income (expense), net increased by $92.7 million compared to the same period in the prior year, due primarily to a net fair value remeasurement gain of $46.9 million related to certain non-marketable equity securities in the current period compared to a net fair value remeasurement loss of $20.4 million in the prior period and an increase in interest income of $15.9 million driven by an increase in cash and cash equivalents.
In the nine months ended September 30, 2026, other income (expense), net increased by $212.5 million compared to the same period in the prior year, due primarily to a net fair value remeasurement gain of $97.5 million related to certain non-marketable equity securities in the current period compared to a net fair value remeasurement loss of $42.7 million in the prior period, an increase in interest income of $51.3 million driven by an increase in cash and cash equivalents, and an increase in net foreign currency gains of $13.5 million.
Provision for income taxes

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025

	(In thousands, except percentages)
Provision for income taxes	$305,032	$185,401	65%	$769,815	$368,617	109%
Percentage of revenue	14%	13%		13%	10%
In the three months ended September 30, 2026, the provision for income taxes increased by $119.6 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the three months ended September 30, 2026, an increase in foreign income taxed at different rates, and a decrease in stock-based compensation benefits, partially offset by an increase in foreign-derived income deduction.
In the nine months ended September 30, 2026, the provision for income taxes increased by $401.2 million compared to the same period in the prior year. The increase was primarily driven by higher pre-tax income from business operations during the nine months ended September 30, 2026, an increase in foreign income taxed at different rates, and a decrease in stock-based compensation benefits, partially offset by an increase in foreign-derived income deduction.

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $3.2 billion, consisting primarily of cash in checking and interest-bearing deposit accounts, as well as investments in money market funds. We believe that our existing cash and cash equivalents, cash flows expected to be generated by our operations, and, if necessary, our borrowing capacity under the Credit Agreement that provides for a $1.0 billion unsecured revolving credit facility, would be sufficient to satisfy our anticipated working capital and capital expenditures needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate; sales and marketing activities; timing and extent of spending to support our research and development efforts; capital expenditures to purchase hardware and software; our continued need to invest in our IT infrastructure to support our growth; and the volume and timing of our share repurchases. In addition, we may enter into additional strategic investments in teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate, or we may opportunistically seek additional financing. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters” for more information regarding risks related to liquidity and capital resources.
The following table summarizes our cash flows for the periods indicated (all periods include cash flows from continuing and discontinued operations, to the extent applicable):

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$3,589,275	$2,657,360
Net cash provided by (used in) investing activities	$(25,375)	$359,256
Net cash used in financing activities	$(2,872,953)	$(2,099,854)
Operating Activities
Net cash provided by operating activities was $3.6 billion for the nine months ended September 30, 2026, primarily consisting of $3.9 billion of net income, adjusted for certain non-cash items, including $253.1 million of stock-based compensation and $100.4 million of amortization, depreciation and write-offs, which were partially offset by $97.5 million of unrealized gain on non-marketable equity securities and a net change in operating assets and liabilities of $584.0 million.
Net cash provided by operating activities was $2.7 billion for the nine months ended September 30, 2025, primarily consisting of $2.2 billion of net income, adjusted for certain non-cash items, including $188.9 million of goodwill impairment, $162.0 million of amortization, depreciation and write-offs, $130.2 million of stock-based compensation and $50.0 million of impairment of non-marketable equity securities, which were partially offset by a gain on divestiture of our Apps Business, net of transaction costs, of $106.2 million and a net change in operating assets and liabilities of $29.9 million.
The improvement in cash flows from operating activities during the nine months ended September 30, 2026 compared to the same period in the prior year was primarily driven by increased cash collections from customers due to revenue growth, partially offset by increased publisher payments, operational spending, and cash paid for income taxes.
Investing Activities
Net cash used in investing activities was $25.4 million for the nine months ended September 30, 2026, primarily related to payments for purchases of property and equipment, acquisitions of intangible assets, and initial direct costs of certain new leases.
Net cash provided by investing activities was $359.3 million for the nine months ended September 30, 2025, primarily consisting of $407.3 million in proceeds from the divestiture of our Apps Business, net of cash divested, which were partially offset by $22.4 million in earn-out payments related to prior acquisitions of intangible assets and $20.2 million in purchases of non-marketable equity securities.
Financing Activities
Net cash used in financing activities was $2.9 billion for the nine months ended September 30, 2026, primarily consisting of $2.8 billion in share repurchases under our share repurchase program and $55.8 million in payments for withholding taxes related to the net share settlement of equity awards.
Net cash used in financing activities was $2.1 billion for the nine months ended September 30, 2025, primarily consisting of $1.8 billion in share repurchases under our share repurchase program, and $316.9 million in payments for withholding taxes related to the net share settlement of equity awards.
Share Repurchase Program
During the nine months ended September 30, 2026, we repurchased and retired 7.3 million shares of Class A common stock for $2.9 billion. As of September 30, 2026, $394.3 million remained available for repurchases under the program. In October 2026, our board of directors authorized an increase to the repurchase program of approximately $3.2 billion, such that an aggregate amount of $3.6 billion remained available for repurchases. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. The program has no expiration date, does not obligate us to repurchase any specific amount of stock, and may be modified, suspended, or terminated at any time at our discretion. For additional information, see Note 7 – Equity in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. For additional information on all of our significant accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future be involved in, legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties have in the past asserted, and may in the future assert, claims against us in the form of letters and other communications.
Securities Litigation
Beginning in early March 2025, certain alleged stockholders filed putative class action complaints against the Company, Adam Foroughi, Matthew Stumpf, and/or Herald Chen asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees. On March 5, 2025, Michael Quiero filed the first complaint against the Company, Adam Foroughi, and Matthew Stumpf in the U.S. District Court for the Northern District of California (the “Northern District of California”); on March 24, 2025, Ben Brownback filed the second complaint in the same court against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (the “Brownback Action”); and on April 17, 2025, the Wayne County Employees’ Retirement System filed the third complaint against the Company, Adam Foroughi, Matthew Stumpf, and Herald Chen in the Northern District of California (collectively, the “2025 Securities Complaints”). In May 2025, Michael Quiero and the Wayne County Employees’ Retirement System voluntarily dismissed the complaints they filed in the Northern District of California. The U.S. District Court subsequently appointed lead plaintiffs and lead plaintiffs’ counsel in the Brownback Action, and the lead plaintiffs filed an Amended Complaint on September 12, 2025, adding Basil Shikin as a defendant (the “Amended Complaint”). The Amended Complaint alleges that the defendants made materially false and misleading statements regarding the Company’s advertising solutions and financial growth. The Amended Complaint alleges a putative class period running from November 7, 2024 through March 27, 2025. The defendants filed a motion to dismiss the Amended Complaint in November 2025, and that motion was fully briefed as of February 2026. We believe that these allegations lack merit and will vigorously contest this action.
On September 16, 2026, Stephen Talbot, an alleged stockholder, filed a putative class action complaint in the Northern District of California against the Company, Adam Foroughi, and Matthew Stumpf asserting claims for violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeking unspecified monetary relief, interest, and attorneys’ fees (the “2026 Securities Complaint”). The complaint alleges that the defendants made materially false and misleading statements concerning the pace of improvement of the Company’s advertising models and the development timeline for a certain ad-generation tool. The complaint alleges a putative class period running from February 12, 2026 through August 5, 2026. We believe that these allegations lack merit and will vigorously contest this action.
Shareholder Derivative Litigation
Beginning in late March 2025, certain alleged shareholders filed shareholder derivative complaints in the Northern District of California against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf (collectively, the “2025 D&O Parties”) alleging claims for violations of Section 14(a) of the Exchange Act, breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (collectively, the “2025 Shareholder Derivative Complaints”). The 2025 Shareholder Derivative Complaints also assert claims for contribution under the Exchange Act against Adam Foroughi and Matthew Stumpf and seek unspecified monetary relief, certain declaratory and injunctive relief, restitution, and attorneys’ fees from the 2025 D&O Parties. Relying on the 2025 Securities Complaints, the 2025 Shareholder Derivative Complaints allege that the 2025 D&O Parties made materially false and misleading statements regarding our advertising solutions and financial growth. On March 25, 2025, Amit Patel filed the first complaint against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California; and on May 19, 2025, Nathan Smith filed the second complaint against the individual then current members of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf in the Northern District of California. The 2025 Shareholder Derivative Complaints have been consolidated and stayed pending resolution of the defendants’ motion to dismiss in the Brownback Action. We believe that these allegations lack merit and will vigorously contest these actions.
On October 7, 2026, Amit Patel, an alleged shareholder, filed a shareholder derivative complaint in the Northern District of California against the individual then current members of the Company’s board of directors, a former member of the Company’s board of directors, Adam Foroughi, and Matthew Stumpf (collectively, the “2026

D&O Parties”) alleging claims for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, breaches of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “2026 Shareholder Derivative Complaint”). The 2026 Shareholder Derivative Complaint also asserts claims for contribution under the Exchange Act against Adam Foroughi and Matthew Stumpf and seeks unspecified monetary relief, certain declaratory and injunctive relief, restitution, and attorneys’ fees from the 2026 D&O Parties. Relying on the 2026 Securities Complaint, the 2026 Shareholder Derivative Complaint alleges that the 2026 D&O Parties made materially false and misleading statements concerning the pace of improvement of the Company’s advertising models and the development timeline for a certain ad-generation tool. We believe that these allegations lack merit and will vigorously contest this action.
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
•changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers (“IDFA”), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;
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
In addition, some developers or other business partners, such as those that help us measure the effectiveness of advertisements or participate in the bidding process, may receive or store information provided by us or by our clients or their end users through mobile apps, websites, or other means. These third parties or others may misappropriate or misuse this information. If these third parties fail to adopt or adhere to adequate data security practices, or experience a breach of, or other security incident impacting, their networks or systems, our data, our clients’ data, or their end users’ data may be lost, destroyed, or accessed, modified, disclosed, or otherwise processed in unauthorized manners. In such an event, or if such an event is perceived to have occurred, we may suffer damage to our reputation, have increased costs arising from the restoration or implementation of additional security measures and other costs relating to the incident, face claims, demands, investigations, and other proceedings by private parties or governmental actors and fines, penalties, and other liability or obligations, and initiate claims, demands, investigations, or other proceedings to protect our rights and seek to terminate and address the misappropriation or misuse of information, any of which could adversely affect our business, financial condition, and results of operations. From time to time, certain of these factors have impacted our business to varying degrees. Any theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could also adversely affect our business, competitive position, and results of operations.
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
Further, we utilize AI technologies in our advertising solutions and in our business operations and may expand such use in the future. Our use of AI technologies, and the use of AI technologies in third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents, and related monetary liability and harm to our reputation and business. AI technologies may also be used to identify and exploit vulnerabilities or otherwise to facilitate with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents and of more impactful security breaches and incidents.
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
For example, since 2021, Apple has implemented an application tracking transparency framework that, among other things, requires users’ opt-in consent for certain tracking. While this framework has not had a significant impact on our overall business, it may in the future, including with respect to the effectiveness of our advertising practices. We rely in part on IDFA to provide us with data that helps our advertising solutions better market and monetize mobile apps. Apple also implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements. In light of the IDFA and transparency changes, we made changes to our data collection practices. To the extent we are unable to utilize IDFA or a similar offering, or if these or future transparency changes and any related opt-in or other requirements result in decreases in the availability or utility of data relating to mobile apps, our advertising solutions may not be as effective and our revenue and results of operations may be harmed. Apple also incorporated new SDK privacy controls into iOS 17, released in September 2023.
Similarly, in January 2024, Google commenced rolling out a Chrome feature called Tracking Protection, which limits cross-site tracking. Also, in January 2024, Google started to roll out new CMP requirements for ads served in the EEA and UK, which require publishers using Google AdSense, Ad Manager, or AdMob to use CMPs certified by Google and integrated with the IAB’s Transparency and Consent Framework when serving personalized ads to users in the EEA or the UK. To adapt to these changes, we released the MAX SDK version 12.0.0+ to support integration with Google’s CMP solution. While to date these third-party platform privacy changes have had some impact on the discoverability of apps across these platforms, and have had a relatively muted aggregate impact on our results of operations, the ultimate impact of these or any similar or future changes to the policies of any third-party platform may adversely affect our business, financial condition, and results of operations.
We also rely on the continued popularity, user adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-

app purchasing functionality. Distribution platform providers also from time to time limit, suspend or discontinue access to their platforms in connection with violations, or perceived violations, of terms of service, which may impact our ability to work with parties utilizing its platform. In addition, any change or deterioration in our relationship with such distribution provider may impact our ability to work with parties utilizing access to its platform.
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
Our future success depends in significant part on the continued service of our key management and engineering personnel, including our co-founder and CEO, Adam Foroughi. Our ability to compete and grow depends in part on the efforts and talents of these employees and executives, who are important to our vision, strategic direction, culture, products, and technology. We do not have employment agreements, other than offer letters, with Mr. Foroughi or other members of our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of Mr. Foroughi or any other member of our senior management team could cause disruption and adversely affect our business, financial condition, or results of operations. From time to time, there have been changes in our executive management team resulting from the hiring or departure of executives.
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
•changes that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes to policies by mobile operating system and third-party platform providers, and the degree to which users opt in or opt out of certain types of ad targeting as a result of changes and controls implemented in connection with such policy changes and with the E.U. General Data Protection Regulation (the “GDPR”), ePrivacy Directive, the California Consumer Privacy Act (the “CCPA”) as amended by the California Privacy Rights Act (the “CPRA”), other U.S. state and international privacy laws, data broker laws, and the Children’s Online Privacy Protection Act (the “COPPA”);
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
Our reputation and ability to attract and retain our clients depend in part on the reliable performance of our advertising solutions. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our offerings from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our offerings are unavailable when clients attempt to access them, or if they do not load as quickly as expected, clients may not use our offerings as often in the future, or at all, which could adversely affect our business and results of operations. As we continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs and the needs of our clients. Additionally, we rely on certain third-party providers for our increasing network capacity and computing power needs, and if we fail to properly anticipate our needs or secure sufficient capacity at a reasonable cost, our ability to scale and grow our business, or our profitability, could be negatively impacted. Our business may be subject to interruptions, delays, or failures resulting from natural disasters and other events outside of our control that impact us or these third-party providers. If such an event were to occur, clients may be subject to service disruptions or outages and we may not be able to recover technical infrastructure and data in a timely manner to restart or provide our services. If we fail to efficiently scale and manage our infrastructure, or if events disrupt our infrastructure or those of our third-party providers, our business, financial condition, and results of operations could be adversely affected.
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
As part of our growth strategy, we have frequently acquired companies, businesses, personnel, and technologies, and we intend to continue to evaluate and pursue strategic transactions. For example, we acquired Adjust in April 2021, Twitter’s MoPub business in January 2022, and Wurl in April 2022. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisition, the size, locations, and cultural differences among their team and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments has increased and may continue to increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company.
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
We rely on third parties for various aspects of our business, including demand-side platforms, SDK bidders, agencies, advertisers, and publishers who use our advertising solutions. Their actions may violate our contracts, policies, and applicable laws and regulations, or may otherwise put our business and reputation at risk. Demand-side platforms and SDK bidders may be given access to personal information in order to bid on advertising inventory and, in violation of our contracts, they may misappropriate and engage in unauthorized use of our information, technology, or customers’ data. In violation of our policies, advertisers may enable the serving of ads that contain prohibited, restricted, or inappropriate content, or content that otherwise fails to adhere to our policies or country-specific laws, rules, or regulations. We also work with advertisers that operate sports gambling apps, apps that involve real money gambling, and apps and advertisers in other regulated industries and markets (including alcohol, CBD/hemp, financial services, and health & wellness), each of which imposes additional legal and regulatory requirements on these advertisers, which they may not comply with. A vast amount of publishers attempt to use our advertising solutions, a number of which may attempt to monetize prohibited, restricted, or inappropriate content, or may engage or attempt to engage in fraudulent or other unlawful activity in violation of our policies. Any of the foregoing activities may from time to time cause us to incur losses, impose additional operational costs to protect our platform, trigger additional law enforcement or other inquiries, put our reputation at risk, and otherwise adversely affect our business, financial condition, and results of operations.
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
Governments and regulatory authorities have proposed and enacted laws and regulations relating to the collection and processing of information concerning consumer behavior, including by restricting certain targeted advertising practices. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union (“EU”) users, which has created a greater compliance burden and subjects violators to substantial monetary penalties. For example, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from data subjects to collect and use their data for certain purposes, including interest-based advertising. The United Kingdom has implemented legislation that substantially implements the GDPR and which also provides for substantial monetary penalties. Such legislation remains subject to the European Commission’s renewed adequacy decision for data transfers. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the impacts of divergent laws and guidance regarding EU and United Kingdom data protection law.
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
Another example of increasingly stringent privacy legislation is California’s passage of the CCPA, which went into effect in 2020, and created new privacy rights for residents, including a private right of action for data breaches. The CPRA went into effect in 2023 and significantly modified the CCPA, increasing compliance complexity and uncertainty. Additionally, other states in the U.S. have proposed or enacted laws addressing privacy and cybersecurity, many of which are comprehensive statutes containing obligations similar to the CCPA and CPRA, that have taken effect or will take effect in coming years. Certain of these laws provide for private rights of action, which may increase the likelihood of class action litigation, that could also adversely affect our reputation, business, financial condition, and results of operations. The U.S. federal government is also contemplating federal privacy legislation, and California and other states continue to adopt initiatives aimed at data protection and data privacy, including requirements regarding data retention and deletion that may be or may become applicable to us. Our efforts to comply with the CCPA, as modified by the CPRA, and other existing and future legal requirements have required and will continue to require us to devote significant operational resources and incur significant costs and expenses. For example, we have registered as a data broker under various applicable state laws, which impose certain operational obligations and have required us to expend time and operational resources in efforts to comply. Our compliance and oversight efforts regarding privacy, data protection, and security require significant time and attention from our management and board of directors.
Further, children’s privacy continues to be a focus of enforcement activities and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. For example, enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children known to be under the age of thirteen or from child-directed websites or online services, has increased in recent years. In addition, the GDPR, the CCPA, as modified by the CPRA, and other laws contain their own prohibitions and requirements relating to processing the personal information of children. There also may be various laws, regulations, industry standards, codes of conduct, or other actual or asserted obligations relating to children’s privacy to which we may be, or be asserted to be, subject, or that may otherwise impact our business and operations. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”) is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered or have been enacted in other jurisdictions. While our terms of use prohibit publishers and advertisers from using our services in connection with end users who qualify as a “child” under applicable laws or content exclusively designed for or exclusively directed to children under applicable laws and app store policies, and we take reasonable efforts to comply with applicable laws and regulations and certain other standards, we have faced and may in the future face claims under COPPA, the GDPR, the CCPA, as modified by the CPRA, or other laws, regulations, or other actual or asserted obligations relating to children’s privacy.
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
We are subject to a variety of laws in the United States and abroad, and it is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could affect our business and restrict the advertising ecosystem or development of our technologies, including state and federal laws regarding antitrust, consumer protection, electronic marketing, protection of minors, data protection, privacy, communications, content suitability, distribution, competition, taxation, intellectual property, machine learning and AI, money transmission, money laundering, investment screening, sanctions, export, national security, and climate change, which are continuously evolving and developing and any such policy and regulatory changes could impose operational and compliance burdens. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and evolving and may be conflicting, particularly laws outside the United States. As our advertising solutions grow and evolve, including through the use of and integration of AI technologies, and are used in a greater number of countries and on a larger scale, we expect to become subject to new laws and regulations in additional jurisdictions or jurisdictions may claim that we are required to comply with their laws and regulations. These laws and requirements may also require us to update our compliance programs and our business practices, which may be burdensome and costly, and we may face claims and penalties for failure, including inadvertent failure, to comply. The regulation of AI technologies is a relatively new and evolving area of law which we may become subject to as we continue to explore the use of AI technologies in our current and future products. For example, in the EU, the EU Artificial Intelligence Act imposes a regulatory framework for the companies’ development and use of AI systems, and numerous state laws in the U.S. have been proposed, and in certain cases enacted, regulating aspects of the development and use of AI systems. Beyond the EU and U.S., many other countries have proposed AI-related legal frameworks. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and which could adversely affect our business.
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
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-corruption and anti-bribery laws applicable in the jurisdictions in which we conduct business. Anti-corruption and anti-bribery laws prohibit companies, their employees, and third-party business partners, representatives, and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we continue to expand our business internationally, our risks under these laws increase.
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
We are subject to tax laws, regulations, and rulings in the United States and numerous foreign jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, in the tax regimes that we are subject to or operate under could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could adversely affect our financial condition and results of operations. For example, the Inflation Reduction Act of 2022, enacted in August 2022, imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022 for certain large companies. In addition, a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development (“the OECD”), have enacted changes to existing tax laws or new laws that could impact our tax obligations, including a framework that imposes a 15% global minimum tax, which has been implemented into the domestic laws of some non-U.S. jurisdictions, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts electing U.S.-parented multinational entities from certain provisions of the global minimum tax for fiscal years beginning on or after January 1, 2026. Additionally, the One Big Beautiful Bill Act (“OBBBA”), enacted in July 2025, modifies existing U.S. tax laws, including by permitting the deduction of certain U.S. research and development expenditures and changing the calculation and deductibility of certain provisions related to international income for U.S. federal income tax purposes. Any significant changes to our future effective tax rate could adversely affect our business, financial condition, and results of operations.
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
We remit or collect and remit sales tax, value added taxes, and other taxes in a number of jurisdictions. Sales and use, value added, digital advertising, digital services, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our financial condition and results of operations. Further, following the U.S. Supreme Court’s ruling in June of 2018 in South Dakota v. Wayfair, Inc., U.S. states may require an out-of-state seller with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to sales tax to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers, create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
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
As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties, or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the “DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. Similarly, Section 230 of the Communications Decency Act (“Section 230”) protects online distribution platforms, such as ours, from actions taken under various laws that might otherwise impose liability on the platform provider for what content creators develop or the actions they take or inspire. Our terms of use and policies also prohibit our clients from using our services to monetize or distribute content that may violate third-party intellectual property rights.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the rules and regulations of the SEC and the Nasdaq listing standards. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting, and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. We believe these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. As a public company, we have incurred and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
As a result of disclosure of information in our public filings with the SEC as required of a public company, our business and financial condition have become more visible, which has resulted in and may in the future result in threatened or actual litigation, including by competitors and other third parties. For example, beginning in March 2025, several securities complaints were filed against us, our board of directors, and/or certain of our officers alleging violations of the Exchange Act concerning statements made regarding our advertising solutions and our financial growth; in September 2026, an additional securities complaint was filed against us and certain of our officers and directors alleging violations of the Exchange Act concerning statements made regarding the pace of improvement of the Company’s advertising models and the development timeline for a certain ad-generation tool. If such claims are successful, our business, financial condition, and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and our board of directors and adversely affect our business, financial condition, and results of operations.
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
We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies. For example, laws relating to intellectual property ownership and license rights, including copyright, with respect to AI and the use of tools containing AI have not been fully interpreted by U.S. courts or been fully addressed by federal and state regulations. As a result, our ability to fully protect our products, technologies and solutions under current and future legal regimes, especially as it relates to AI tools and technologies, may be limited or impacted by future laws, regulations, interpretations or other legislative or judicial actions. From time to time, we have initiated litigation and other proceedings to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, and diversion of management and technical resources. If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, and results of operations could be adversely affected.
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
As of September 30, 2026, we had a total of $3.6 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). We also had $1.0 billion of commitments (with a $100 million letter of credit sublimit) under our senior unsecured credit agreement that provides for an unsecured revolving credit facility (the “Credit Agreement”). As of September 30, 2026, we did not have outstanding borrowings under the Credit Agreement.
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
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term growth opportunities. Liquidity, asset quality and cost structure could also be considered by the rating agencies. The applicable margins with respect to the loans incurred under the Credit Agreement will vary based on our applicable public debt credit ratings assigned by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC, Fitch’s and any successor to each such rating agency business. Moreover, our Senior Notes are currently rated investment-grade by various rating agencies. A ratings downgrade, including any announcement that our ratings are under further review for a downgrade, could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.
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
We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Adam Foroughi, our co-founder and CEO, and Herald Chen, a member of our board of directors (collectively with certain affiliates, the “Voting Agreement Parties”) together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2026, the Voting Agreement Parties collectively held approximately 67% of the voting power of our outstanding capital stock in the aggregate. This voting power includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act. The Voting Agreement Parties have entered into a voting agreement (the “Voting Agreement”) whereby all Class B common stock held by the Voting Agreement Parties and their respective permitted entities and permitted transferees will be voted as determined by Mr. Foroughi and Mr. Chen. As a result, the Voting Agreement Parties will collectively be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Voting Agreement Parties may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. From time to time, we have been the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. Such litigation could adversely affect our business, financial condition, and results of operations.
We may not realize the anticipated long-term stockholder value of our share repurchase program and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.
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
•after the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the “Voting Threshold Date”), our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter; and
•certain litigation against us may only be brought in Delaware.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2026, we issued 567 shares of our Class A common stock upon the vesting and settlement of restricted stock units issued under our 2021 Partner Studio Incentive Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2026	674	$442.75	674	$1,458
August 1 - 31, 2026	2,072	$316.66	2,072	$802
September 1 - 30, 2026	1,308	$311.44	1,308	$394
Total	4,054	Total	4,054
(1) In February 2022, our board of directors authorized a share repurchase program to purchase shares of our Class A common stock. In October 2026, our board of directors authorized an increase to the repurchase program of approximately $3.2 billion, such that an aggregate amount of $3.6 billion remained available for repurchases. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements, including surplus and solvency requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. See Note 7 – Equity in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes commissions and fees associated with the repurchases under our repurchase program.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On August 20, 2026, Victoria Valenzuela, a member of our board of directors, terminated a Rule 10b5-1 trading plan, which was previously adopted on June 11, 2026 and intended to satisfy the affirmative defense in Rule

10b5-1(c). The terminated trading plan provided for the potential sale of up to 55,500 shares of our Class A common stock and up to 10,118 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs, net of shares withheld for taxes. The trading plan was scheduled to be effective until December 31, 2026, or earlier if all transactions under the trading plan were completed.

On September 13, 2026, Eduardo Vivas, a member of our board of directors, terminated a Rule 10b5-1 trading plan, which was previously adopted on December 10, 2025 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to 491,730 shares of our Class A common stock. The trading plan was scheduled to be effective until September 15, 2026, or earlier if all transactions under the trading plan were completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Consulting Services Agreement between the registrant and Victoria Valenzuela, effective as of August 1, 2026.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

APPLOVIN CORPORATION

Date: November 4, 2026	By:	/s/ Adam Foroughi
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Matthew A. Stumpf
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)